Form 10-Q
period 1996-03-31
ADVANCED MEDIA INC
filed 1996-05-13
CIK 932779

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

COMMISSION FILE NUMBER  0-25112

                              ADVANCED MEDIA, INC
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   11-2899603
             (State or other jurisdiction of             (I.R.S. employer
             incorporation or organization)              identification no.)

              80 ORVILLE DRIVE
              BOHEMIA, NEW YORK                          11716
             (Address of Principal Executive Offices)    (Zip Code)

             (516) 244-1616
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                       ---      ---
There were 62,027,261 shares of registrant's common stock outstanding as of April 30, 1996.

                              ADVANCED MEDIA INC.
                                     INDEX

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----


Balance Sheets                                                                 3

Statements of Operations                                                       4

Statements of Changes in Stockholders' Equity (Deficit)                        5

Statements of Cash Flows
                                                                               6

Notes to Financial Statements                                                7-8

Management's Discussion and Analysis of

Financial Condition and Results of Operations                               9-10


PART  II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    11

Item 2 - Changes in Securities                                                11

Item 3 - Defaults Upon Senior Securities                                      11

Item 4 - Submission of Matters to a Vote of Security Holders                  11

Item 5 - Other Information                                                    11

Item 6 - Exhibits and Reports on Form 8-K                                     11


Signatures                                                                    12

                              ADVANCED MEDIA, INC.
                                 BALANCE SHEETS
                                  (Unaudited)



                                                               March 31,       December 31,
                                                                 1996              1995
                                                                 ----              ----
                                       ASSETS
Current assets:
  Cash and cash equivalents                                  $    4,613        $  151,463
  Accounts receivable, net of allowance for
      doubtful accounts of  $15,218, respectively               247,835           307,535
   Note receivable from stockholder                             100,000           100,000
   Inventories, net                                             148,044           169,002
Prepaid expenses and other current assets                        13,354            15,155
                                                             ----------       -----------
  Total current assets                                          513,846           743,155

Fixed assets, net                                               264,780           283,170
Intangible assets, net                                        1,653,685         1,709,859
Other assets                                                     22,272            27,834
                                                             ----------
  Total assets                                               $2,454,583        $2,764,018
                                                             ----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                          $  385,749        $  334,345
   Accrued expenses and other liabilities                       211,986           185,816
   Payable to related parties                                    63,830            41,381
   Due to broker                                                100,000           100,000
   Current portion of long-term debt                              8,031             9,499
                                                              ----------      -----------
    Total current liabilities                                   769,596           671,041

Loan payable - stockholder                                    1,047,550         1,007,550
Long-term debt                  -                                     -           950,500
Payable to related parties, long term                           212,808           153,608
                                                             ----------       -----------
   Total liabilities                                          2,029,954         2,782,699
                                                             ----------       -----------
Stockholders' equity (deficit):
   Preferred stock, par value $.0001 per share,
     Shares authorized: 10,000,000, none issued and
     outstanding
Common stock, par value $.0001 per share,
  Shares authorized: 100,000,000,
  Shares issued and outstanding:
  1996  -  61,826,011
  1995  -  55,319,810                                             6,182             5,532
Additional paid-in capital                                    7,492,947         6,179,372
Accumulated deficit                                          (6,975,932)       (6,093,555)
Less deferred compensation                                      (98,568)         (110,030)
                                                             ----------       -----------
  Total stockholders' equity (deficit)                          424,629           (18,681)
                                                             ----------       -----------
Commitments and contingencies

  Total liabilities and stockholders' equity (deficit)       $2,454,583        $2,764,018
                                                             ==========       ===========



   The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three months ended
                                                     March 31,
                                              ----------------------
                                              1996              1995
                                              ----              ----


Net revenues                                $740,962          $794,313

Cost of sales                                595,227           449,575
                                          ----------         ---------
Gross profit                                 145,735           344,738
                                          ----------        ----------
Expenses:
Development                                   11,416            92,149
Selling and marketing                        132,662           256,707
General and administrative                   440,323           466,281
Amortization of intangible assets             56,174            72,195
Debt conversion expense                      309,375                 -
                                          ----------        ----------
Total expenses                               949,950           887,332
                                          ----------        ----------
Loss from operations                        (804,215)         (542,594)

Interest expense                             (78,162)          (24,628)
                                          ----------        ----------
Net loss                                   $(882,377)        $(567,222)
                                          ----------        ----------
Net loss per share                             $(.02)            $(.01)
                                          ----------        ----------
Weighted average number of
common shares outstanding                 55,512,522        48,795,908
                                          ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Unaudited)

                                                   Common Stock                    Additional                          Deferred
                                                    .0001 par                        Paid-in          Accumulated       Compen-
                                           Shares             Amount                 Capital           Deficit          sation
                                       ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994           48,531,144        $     4,853               $ 4,805,621     $(1,846,669)     $  (188,324)

Sales to outside investors             10,180,824              1,018                 1,717,034              --               --
Sales to 401k Plan                          6,391                  1                     3,175              --               --
Contribution by officer:
  Common stock                         (2,000,000)              (200)                      200              --               --
Issuance of common stock for:
  Services                                 20,000                  2                    10,935              --               --
  Commissions on
  note agreement                          800,000                 80                   296,795              --               --
  Acquisition revaluations              1,031,451                103                      (103)             --               --
Issuance of options as commission
  on note agreement                            --                 --                    73,875              --               --
Amortization of deferred
  compensation                                 --                 --                        --              --           68,559
Change in valuation allowance                  --                 --                        --              --               --
Cancellation of shares due to:
     Employment termination            (2,250,000)              (225)                   (9,510)             --            9,735
     Agreement termination             (1,000,000)              (100)                 (718,650)             --               --
Net loss                                       --                 --                        --      (4,246,886)              --
                                       ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995           55,319,810              5,532                 6,179,372      (6,093,555)        (110,030)

Sales to outside investors                142,500                 14                    30,736              --               --
Sales to 401k Plan                          1,201                 --                       353              --               --
Additional stock issuance                 543,750                 54                       (54)             --               --
Amortization of deferred                                                                                    --
  compensation                                 --                 --                        --              --           10,314
Cancellation of shares due to:                                                                              --
     Employment termination              (281,250)               (28)                   (1,120)             --            1,148
Debt conversion                         6,100,000                610                 1,283,660              --               --
Net loss                                       --                 --                        --        (882,377)              --
                                       ----------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996              61,826,011        $     6,182               $ 7,492,947     $(6,975,932)     $   (98,568)
                                       ----------------------------------------------------------------------------------------


                                                            Total
                                        Valuation           Dollar
                                        Allowance          Amounts
                                      ------------------------------
BALANCE AT DECEMBER 31, 1994          $  (951,563)       $ 1,823,918

Sales to outside investors                     --          1,718,052
Sales to 401k Plan                             --              3,176
Contribution by officer:
Common stock                                   --                 --
Issuance of common stock for:
  Services                                     --             10,937
  Commissions on
  note agreement                               --            296,875
  Acquisition revaluations                     --                 --
Issuance of options as commission
  on note agreement                            --             73,875
Amortization of deferred
  compensation                                 --             68,559
Change in valuation allowance             951,563            951,563
Cancellation of shares due to:
     Employment termination                    --                 --
     Agreement termination                     --           (718,750)
Net loss                                       --         (4,246,886)
                                          --------------------------
BALANCE AT DECEMBER 31, 1995                   --            (18,681)

Sales to outside investors                     --             30,750
Sales to 401k Plan                             --                353
Additional stock issuance                      --                 --
Amortization of deferred
  compensation                                 --             10,314
Cancellation of shares due to:
     Employment termination                    --                 --
Debt conversion                                --          1,284,270
Net loss                                       --           (882,377)
                                       -----------------------------
BALANCE AT MARCH 31, 1996              $       --        $   424,629
                                       -----------------------------

The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Three months ended
                                                                      March 31,
                                                                   ---------------------
                                                                   1996             1995
                                                                   ----             ----
Cash flows from operating activities:
Net loss                                               $(882,377)               $ (567,222)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
  Debt conversion expense                                309,375                         -
  Depreciation and amortization                           55,018                    16,551
  Amortization of intangibles                             56,174                    72,195
  Amortization of deferred compensation                   10,314                    18,219
  Interest on loan payable - officer                      21,700                    21,816
  Interest on notes payable                                    -                     1,814
  Issuance of common stock for services                        -                     4,063
  Options issuable to officer as compensation             37,500                         -
Changes in operating assets and liabilities:
Accounts receivable, net                                  59,700                   (46,217)
Receivable from stockholder                                    -                    (2,196)
Inventories                                               20,958                    (9,524)
Prepaid expenses and other current assets                  1,801                    19,807
Accounts payable                                          51,404                   166,428
Accrued expenses and other liabilities                    26,170                   (87,201)
Payable to related parties                                22,449                    11,816
                                                        --------                 ---------
  Net cash used for operating activities                (209,814)                 (379,651)
                                                        --------                 ---------

Cash flows from investing activities:

Additions to fixed assets                               (12,233)                   (24,924)
Increase (decrease) in security deposits                  5,562                    (10,000)
                                                       --------                  ---------
  Net cash used for investing activities                 (6,671)                   (34,924)
                                                       --------                  ---------
Cash flows from financing activities:
Sale of common stock                                     31,103                     73,050
Proceeds from loan payable - officer                     40,000                    148,868
Proceeds from notes payable, net                              -                    198,958
Payments under capital lease obligations                 (1,468)                    (4,113)
                                                       --------                  ---------
  Net cash provided by financing activities              69,635                    416,763
                                                       --------                  ---------

Net increase (decrease) in cash and cash equivalents   (146,850)                     2,188

Cash and cash equivalents:
    Beginning of period                                 151,463                     44,195
                                                       --------                  ---------
    End of period                                      $  4,613                    $46,383
                                                       --------                  ---------
Cash paid during the period for:
    Interest                                           $      -                  $     998
                                                       --------                  ---------
    Taxes                                              $  1,950                  $   2,553
                                                       ========                  =========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

The Company exchanged 6,000,000 shares for a $1,000,000 debt on March 31, 1996 (see note 3).

In March 1995, the Company issued 120,000 shares of common stock valued at $78,750 and 120,000 options to purchase common stock valued at $29,550 in conjunction with the issuance of notes payable totaling $200,000.

The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Advanced Media, Inc. (the "Company") for the three months ended March 31, 1996 and 1995 have been prepared by management and include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited interim periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2 - LIQUIDITY

The Company incurred a net loss of $882,377 for the three months ended March 31, 1996 and cumulative net losses of $6,975,932 through March 31, 1996. As of March 31, 1996 the Company had a working capital deficit of $255,750 as compared to working capital of $72,114 at December 31, 1995.

The Company's plan for improving liquidity includes both growth in its core interactive multimedia application systems business as well as strategic acquisitions of profitable businesses. Subject to financing, the Company has multiple potential acquisitions under consideration and in various stages of discussion. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it will be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. Additionally, the Company's chief executive officer and largest stockholder has indicated his intent to provide certain additional funding to the Company, if necessary; however, there is no legal obligation on the part of the Company's chief executive officer to so provide funding. The Company currently has no line of credit or other access to debt financing from any financial institution. Furthermore, the Company's assets are pledged as part of the value guaranty described in Note 3 below.

3 - DEBT AND EQUITY TRANSACTIONS

In March 1996, the Company reached agreement with Suan Investments Corp. and an assignee thereof to convert their $1,000,000 principal amount of notes into 6,000,000 shares of common stock of the Company, at a conversion price of $.1667 per share. The agreement provides the noteholders a guaranteed value of $.33 per share, twice the conversion price, on certain valuation dates, as defined. To secure the Company's value guaranty obligation, the Company has left in place the security agreements relating to the original Note Purchase Agreements, pursuant to which substantially all of the Company's assets serve as collateral for these obligations.

Originally, Suan Investments Corp. had agreed to convert their note at a conversion price of $.20 per share. As an inducement to convert at the March 31,1996 date, the Company agreed to the new conversion price of $.1667 per share. An additional 100,000 shares were added as a further inducement. In accordance with Financial Accounting Standards No. 84, the Company recorded the additional shares converted, 1,100,000, at the fair market value of the Company's common stock at the date of conversion as debt conversion expense, $309,375.

As a condition of certain agreements entered into by the Company in 1995 pursuant to which 7,250,000 shares of restricted common stock were exchanged for $1,450,000 in gross proceeds, the Company was required to issue 543,750 shares of restricted common stock. According to the agreements, if as of January 1, 1996 the Company did not have an effective registration statement covering those shares, then the Company would be required to make monthly payments to each purchaser equal to 2.5% of the purchase price, valued at $.20 per share, until such registration is declared effective. The Company has paid this obligation by issuing these additional shares of common stock.

                              ADVANCED MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS

4 - RELATED PARTY TRANSACTIONS

Expenses for the three months ended March 31, 1996 include certain amounts payable to the Company's chief executive officer, $37,500 representing compensation payable, and $21,700 representing interest on the loan from officer. The Company incurred consulting expenses of $19,103 to a stockholder.

During the three months ended March 31, 1995, interest expense of $21,816 was contributed by the chief executive officer on his loan, and the Company incurred rental charges of $9,600 to a stockholder.

5 - INCOME TAXES

At March 31, 1996 the Company has net operating loss carryforwards for tax purposes of approximately $5,000,000, which expire through 2011. Deferred tax assets are comprised of the following:

                                                     March 31,                  December 31,
                                                       1996                         1995
                                                     ---------                  ------------
Gross deferred tax assets                            $1,855,893                $ 1,576,855
Valuation allowance                                  (1,855,893)                (1,576,855)
                                                     ----------                -----------
Net deferred tax asset                               $       --                $        --
                                                     ----------                -----------


The gross deferred tax assets arise primarily from net operating loss carryforwards and differences in the valuation of receivables, inventory, accruals and deferred compensation. The Company did not record a net tax benefit from its gross deferred tax assets because a valuation allowance of an equal amount was provided.

The Company had a significant change in its ownership during the nine months ended December 31, 1993, which will result in a statutory annual limitation on utilization of the loss carryforwards. Any significant future changes in ownership could require further limitations of the loss carryforwards.

6 - JOINT VENTURE AGREEMENT

On May 2, 1996 the Company entered into a joint venture agreement with a privately held corporation located in Ohio who specializes in the design and development of interactive kiosks. The purpose of the joint venture is to develop and service a kiosk project for a mutual customer. The parties have agreed to share profits and losses equally.

7 - CONTINGENCIES

Legal Proceedings

On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision Vision, Inc., initiated a lawsuit seeking damages of $2,850,000 from the Company, and certain present and former officers. The lawsuit is for claims arising from the employee's alleged termination, and alleged misrepresentations made in connection with the Company's acquisition and plan of reorganization for Decision Vision, Inc. The Company had previously filed an action against the plaintiff in the aforementioned matter, which is pending in the Supreme Court of the State of New York, seeking $53,000 in damages for alleged breaches arising from the same acquisition and plan of reorganization. Management believes the former employee's case is a reaction to this case and is without merit. The Company plans to vigorously contest the action. The Company has not set aside any reserves for this matter as management believes that it is not probable that the Company will suffer any material loss as a result.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Revenue for the three months ended March 31, 1996 decreased $53,351, or 6.7%, and gross profit declined by $199,003, or 57.7%, as compared to the three months ended March 31, 1995. The decline in revenue and gross profit resulted from the Company's shift in emphasis from the hardware and software resale business to interactive kiosks and solution based sales products. The latter business is more labor intensive and the Company has not yet been able to price its products competitively due to the low product volumes associated with existing orders. There is also a higher labor cost associated with kiosk design. Management believes the costs incurred, and which are reflected in the reduced margins, are indicative of the efforts to design and develop high quality interactive applications which are expected to provide increases in future sales and marketing activities. Management has geared its sales efforts at larger volume orders which are expected to have a positive impact on the Company's gross profit. Additionally, proprietary software sales declined $100,616 on a comparative period basis primarily because the Company has not had the ability to allocate resources to selling it's proprietary software products. Margins on proprietary software were approximately 35%.

Expenses for the three months ended March 31, 1996 increased $62,618, or 7%. Development expense decreased $80,733, or 87.6%, due to the Company focusing more on revenue producing activities, trying to bring to market development activities incurred over the past years of operations. Selling and marketing expense decreased $124,045, or 48.3%, reflecting a reduction in the Company's salesforce. General and administrative expenses decreased $25,958, or 5.5%, which reflects savings related to both a reduction in travel related expenditures, and rental costs since the San Diego office was open during the 1995 quarter. The decrease of $16,021, or 22.2%, in amortization of intangible assets is related to the reduction in goodwill recorded by the Company in the fourth quarter of 1995 and reflected as an impairment loss. The debt conversion expense of $309,375 was related to the costs associated with inducing Suan Investments Corporation to retire their outstanding debt in the first quarter of 1996 in exchange for the Company's equity securities and is more fully described in Note 3 to the accompanying unaudited financial statements.

The increase in interest expense of $53,534 was primarily due to the Suan Investments Note which was converted to equity at March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $882,377 for the three months ended March 31, 1996 and cumulative net losses of $6,975,932 through March 31, 1996. As of March 31, 1996 the Company had a working capital deficit of $255,750 as compared to working capital of $72,114 at December 31, 1995. The decrease in working capital is primarily attributable to the provision of $69,635 from financing activities less the use of $209,814 for operating activities. Financing activities included private sales of the Company's common stock for $31,103, and $40,000 in additional loans from the Company's chief executive officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

The Company's plan for improving liquidity includes both growth in its core interactive multimedia application systems business as well as strategic acquisitions of profitable businesses. Subject to financing, the Company has multiple potential acquisitions under consideration and in various stages of discussion. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it will be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. Additionally, the Company's chief executive officer and largest stockholder has indicated his intent to provide certain additional funding to the Company, if necessary; however, there is no legal obligation on the part of the Company's chief executive officer to so provide funding. The Company currently has no line of credit or other access to debt financing from any financial institution. Furthermore, the Company's assets are pledged as part of the value guaranty described in Note 3 in the accompanying unaudited financial statements.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        10.25 Joint Venture Agreement between Advanced Media, Inc. and Performance Concepts, Inc.

(b)     Reports on Form 8-K:

        There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ADVANCED MEDIA, INC.

Date:   5/13/96               By  /s/ Hans Kaemmlein
        ----------                ---------------------------------------------
                                  Hans Kaemmlein, Chairman of the Board,
                                  President and Chief Executive Officer

Date:   5/13/96               By  /s/ Alan W. Schoenbart
        ----------                ---------------------------------------------
                                  Alan W. Schoenbart,
                                  Chief Financial Officer

                 EXHIBIT INDEX


Exhibit No.                       Description
- - ----------                        -----------

  10.25               Joint Venture Agreement between Advanced Media, Inc.
                      and Performance Concepts, Inc.


  27                  Financial Data Schedule