Form 10-Q
period 1996-06-30
ADVANCED MEDIA INC
filed 1996-08-14
CIK 932779

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

COMMISSION FILE NUMBER  0 - 25112




                               ADVANCED MEDIA, INC
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   11-2899603
  (State or other jurisdiction of                   (I.R.S. employer
   incorporation or organization)                  identification no.)

       80 ORVILLE DRIVE
       BOHEMIA, NEW YORK                                 11716
(Address of Principal Executive Offices)               (Zip Code)

      (516) 244 -1616
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

There were 64,070,133 shares of registrant's common stock outstanding as of July 31, 1996.

                               ADVANCED MEDIA INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                        PAGE
                                                                      ----
Balance Sheets                                                          3

Statements of Operations                                                4

Statements of Changes in Stockholders' Equity (Deficit)                 5

Statements of Cash Flows                                                6

Notes to Financial Statements                                         7-9

Management's Discussion and Analysis of
Financial Condition and Results of Operations                       10-11

PART  II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             12

Item 2 - Changes in Securities                                         12

Item 3 - Defaults Upon Senior Securities                               12

Item 4 - Submission of Matters to a Vote of Security Holders           12

Item 5 - Other Information                                             12

Item 6 - Exhibits and Reports on Form 8-K                              12


Signatures                                                             13

                              ADVANCED MEDIA, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    JUNE 30,         DECEMBER 31,
                                                                                     1996               1995
                                                                                     ----               ----
                                           ASSETS
Current assets:
  Cash and cash equivalents                                                     $    10,203        $   151,463
  Accounts receivable, net of allowance for
      doubtful accounts of  $15,218, respectively                                   346,276            307,535
  Note receivable from stockholder                                                  100,000            100,000
   Other receivable                                                                  40,000                 --
   Inventories, net                                                                 158,864            169,002
  Prepaid expenses and other current assets                                          48,307             15,155
                                                                                -----------        -----------
    Total current assets                                                            703,650            743,155

Fixed assets, net                                                                   303,897            283,170
Intangible assets, net                                                            1,572,513          1,709,859
Other assets                                                                         20,953             27,834
                                                                                -----------        -----------

    Total assets                                                                $ 2,601,013        $ 2,764,018
                                                                                ===========        ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                              $   588,691        $   334,345
   Cash overdrafts                                                                  107,609                 --
  Accrued expenses and other liabilities                                            162,530            185,816
  Payable to related parties                                                        123,514             41,381
  Due to broker                                                                     100,000            100,000
   Current portion of capital lease obligations                                      13,174              9,499
                                                                                -----------        -----------
    Total current liabilities                                                     1,095,518            671,041

Loan payable - stockholder                                                        1,108,550          1,007,550
Long-term debt                                                                           --            950,500
Capital lease obligations, net of current portion                                    25,176                 --
Payable to related parties, long term                                               272,276            153,608
                                                                                -----------        -----------
      Total liabilities                                                           2,501,520          2,782,699
                                                                                  =========          =========

Stockholders' equity (deficit):
   Preferred stock, par value $.0001 per share,
     Shares authorized: 10,000,000, none issued and outstanding
  Common stock, par value $.0001 per share,
    Shares authorized: 100,000,000,
    Shares issued and outstanding:
    1996  -  62,750,362
    1995  -  55,319,810                                                               6,275              5,532
  Additional paid-in capital                                                      7,552,122          6,179,372
  Accumulated deficit                                                            (7,371,469)        (6,093,555)
  Less deferred compensation                                                        (87,435)          (110,030)
                                                                                -----------        -----------
      Total stockholders' equity (deficit)                                           99,493            (18,681)
                                                                                -----------        -----------

Commitments and contingencies

    Total liabilities and stockholders' equity (deficit)                        $ 2,601,013        $ 2,764,018
                                                                                ===========        ===========


The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 SIX MONTHS ENDED                        THREE MONTHS ENDED
                                                     JUNE 30,                                 JUNE 30,
                                                 ----------------                        ------------------
                                             1996                1995                 1996                1995
                                             ----                ----                 ----                ----

Net revenues                            $  1,707,394        $  1,212,932        $    969,127        $    418,619

Cost of sales                              1,311,441             729,612             711,739             280,037
                                        ------------        ------------        ------------        ------------

Gross profit                                 395,953             483,320             257,388             138,582

Expenses:
Development                                   16,222             182,906               4,807              90,757
Selling and marketing                        267,837             459,981             135,175             203,274
General and administrative                   905,365             895,878             473,146             431,411
Amortization of intangible assets            112,346             144,390              56,172              72,195
Debt conversion expense                      309,375                  --                  --                  --
                                        ------------        ------------        ------------        ------------
  Total expenses                           1,611,145           1,683,155             669,300             797,637
                                        ------------        ------------        ------------        ------------

Loss from operations                      (1,215,192)         (1,199,835)           (411,912)           (659,055)

Unrealized loss on available-for
  sale securities                               --            (1,195,313)               --              (609,055)
Interest expense                            (101,714)           (254,596)            (23,551)           (228,154)
Gain on sale of trademark, net                36,372                --                40,000                --
Other income (expense)                         2,620                --                   (74)               --
                                        ------------        ------------        ------------        ------------
                                             (62,722)         (1,449,909)             16,375            (837,209)
                                        ------------        ------------        ------------        ------------

Net loss                                $ (1,277,914)       $ (2,649,744)       $   (395,537)       $ (1,496,264)
                                        ============        ============        ============        ============

Net loss per share                      $       (.02)       $       (.05)       $       (.01)       $       (.03)
                                        ============        ============        ============        ============

Weighted average number of
common shares outstanding                 58,835,714          49,002,421          62,122,387          49,206,665
                                        ============        ============        ============        ============


The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                         COMMON STOCK          ADDITIONAL                    DEFERRED                     TOTAL
                                          .0001 PAR             PAID-IN      ACCUMULATED      COMPEN-      VALUATION      DOLLAR
                                       SHARES     AMOUNT        CAPITAL        DEFICIT        SATION       ALLOWANCE      AMOUNTS
                                       ------     ------        -------        -------        ------       ---------      -------

BALANCE AT DECEMBER 31, 1994       48,531,144    $   4,853    $ 4,805,621    $(1,846,669)   $(188,324)   $(951,563)   $ 1,823,918

Sales to outside investors         10,180,824        1,018      1,717,034             --           --           --        1,718,052
Sales to 401k Plan                      6,391            1          3,175             --           --           --            3,176
Contribution by officer:
    Common stock                   (2,000,000)        (200)           200             --           --           --             --
Issuance of common stock for:
    Services                           20,000            2         10,935             --           --           --           10,937
Commissions on note agreement         800,000           80        296,795             --           --           --          296,875
    Acquisition revaluations        1,031,451          103           (103)            --           --           --               --
Issuance of options as
     commission on note agreement          --           --         73,875             --           --           --           73,875
Amortization of deferred
    compensation                           --           --             --             --       68,559           --           68,559
Change in valuation allowance              --           --             --             --           --      951,563        951,563
Cancellation of shares due to:
     Employment termination        (2,250,000)        (225)        (9,510)            --        9,735           --               --
     Agreement termination         (1,000,000)        (100)      (718,650)            --           --           --         (718,750)
Net loss                                   --           --             --     (4,246,886)          --           --       (4,246,886)
                                   ----------     --------     ----------    -----------    ---------     --------      -----------
BALANCE AT DECEMBER 31, 1995       55,319,810        5,532      6,179,372     (6,093,555)    (110,030)          --          (18,681)

Sales to outside investors            521,423           53         89,530             --           --           --           89,583
Sales to 401k Plan                      2,879           --            788             --           --           --              788
Additional stock issuance           1,087,500          108           (108)            --           --           --               --
Amortization of deferred
    compensation                           --           --             --             --       21,447           --           21,447
Cancellation of shares due to:
     Employment termination          (281,250)         (28)        (1,120)            --        1,148           --               --
Debt conversion                     6,100,000          610      1,283,660             --           --           --        1,284,270
Net loss                                   --           --             --     (1,277,914)          --           --       (1,277,914)
                                   ----------    ---------    -----------    -----------    ---------     --------      -----------
BALANCE AT JUNE 30, 1996           62,750,362    $   6,275    $ 7,552,122    $(7,371,469)   $ (87,435)   $      --      $    99,493
                                   ==========     ========    ===========    ===========    =========    =========      ===========



The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                        ----------------
                                                                                      1996             1995
                                                                                      ----             ----

Cash flows from operating activities:
Net loss                                                                         $(1,277,914)       $(2,649,744)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
     Unrealized loss on available-for-sale
       securities                                                                                     1,195,313
      Gain on sale of trademark, net                                                 (36,372)                --
    Debt conversion expense                                                          309,375                 --
    Depreciation and amortization                                                     87,794             34,529
    Amortization of goodwill and software                                            112,346            144,390
    Amortization of deferred compensation                                             21,447             36,438
    Interest on loan payable - officer                                                43,668             46,039
    Amortization of loan costs                                                            --            193,130
    Issuance of common stock for services                                                 --              4,063
    Options issuable to officer as compensation                                       75,000                 --
Changes in operating assets and liabilities:
    Accounts receivable, net                                                         (38,741)           147,331
      Other receivable                                                               (40,000)                --
    Receivable from related parties                                                     --               79,804
    Inventories                                                                       10,138             (7,790)
    Prepaid expenses and other current assets                                        (33,152)            (6,900)
    Accounts payable                                                                 254,346            (74,513)
    Accrued expenses and other liabilities                                           (23,286)              (649)
    Payable to related parties                                                        82,133            (18,907)
                                                                                 -----------        -----------
  Net cash used for operating activities                                            (453,218)          (877,466)
                                                                                 -----------        -----------

Cash flows from investing activities:
Additions to fixed assets                                                            (54,629)           (36,436)
Net proceeds from sale of trademark                                                   61,372                 --
Issuance of note receivable                                                               --            (46,950)
(Increase) decrease in security deposits                                               6,881                 --
                                                                                 -----------        -----------
  Net cash  provided by (used for) investing activities                               13,624            (83,386)
                                                                                 -----------        -----------

Cash flows from financing activities:
Sale of common stock                                                                  90,371            452,050
Proceeds from loan payable - officer                                                 101,000             53,776
Proceeds from notes payable, net                                                          --            750,000
Proceeds from capital lease obligations, net                                            (646)            (1,182)
Payments of notes payable                                                                 --             (5,209)
                                                                                 -----------        -----------
  Net cash provided by financing activities                                          190,725          1,249,435
                                                                                 -----------        -----------

Net increase (decrease) in cash and cash equivalents                                (248,869)           288,583

Net cash, cash overdrafts and cash equivalents:
    Beginning of period                                                              151,463             44,195
                                                                                 -----------        -----------
   End of period                                                                 $   (97,406)       $   332,778
                                                                                 ===========        ===========

Cash paid during the period for:
    Interest                                                                     $        --        $    15,427
                                                                                 ===========        ===========
    Taxes                                                                        $        --        $     3,353
                                                                                 ===========        ===========

The accompanying notes are an integral part of these financial statements

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Advanced Media, Inc. (the "Company") for the six months ended June 30, 1996 and 1995 have been prepared by management and include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited interim periods. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Any forward looking statements contained in this document reflect management's current intentions and expectations. Actual future results could vary materially depending on certain risks and uncertainties, including factors such as financing, operational spending, and the factors referred to in the Company's Form 10-K for the year ended December, 1995 and the Form 10-Q for the quarter ended March, 1996.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash overdrafts - Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as "cash overdrafts" in the balance sheet.

3 - LIQUIDITY

The Company incurred a net loss of $1,277,914 for the six months ended June 30, 1996 and cumulative net losses of $7,371,469 through June 30, 1996. As of June 30, 1996 the Company had a working capital deficit of $391,868 as compared to working capital of $72,114 at December 31, 1995.

The Company's plan for improving liquidity includes both growth in its core interactive multimedia application systems business as well as strategic acquisitions of profitable businesses. Subject to financing, the Company has multiple potential acquisitions under consideration and in various stages of discussion. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it will be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. Additionally, the Company's chief executive officer and largest stockholder has indicated his intent to provide certain additional funding to the Company, if necessary; however, there is no legal obligation on the part of the Company's chief executive officer to so provide funding. The Company currently has no line of credit or other access to debt financing from any financial institution. Furthermore, the Company's assets are pledged as part of the value guaranty described in Note 4 below.

See Note 10 reflecting present equity funding arrangements.

4 - DEBT AND EQUITY TRANSACTIONS

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

Originally, Suan Investments Corp. had agreed to convert their note into 5,000,000 shares of the Company's common stock (at a conversion price of $.20 per share). As an inducement to convert at the March 31, 1996 date, the Company agreed to the new conversion price of $.1667 per share and to issue an additional 100,000 shares as a further inducement. In accordance with Financial Accounting Standards No. 84, the Company recorded the additional 1,100,000 shares issued at their fair market value at the date of conversion as debt conversion expense of $309,375.

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS

4 - DEBT AND EQUITY TRANSACTIONS (CONTINUED)

As a condition of certain agreements entered into by the Company in 1995 pursuant to which 7,250,000 shares of common stock were exchanged for $1,450,000 in gross proceeds, the Company was required to issue 1,087,500 shares of common stock. According to the agreements, if as of January 1, 1996 the Company did not have an effective registration statement covering those shares, then the Company would be required to make monthly payments to each purchaser equal to 2.5% of the purchase price, valued at $.20 per share, until such registration is declared effective. The Company has satisfied such obligations through June, 1996 by issuing these additional shares of common stock.

5 - RELATED PARTY TRANSACTIONS

Expenses for the six and three months ended June 30, 1996 include certain amounts payable to the Company's chief executive officer, $75,000 and $37,500, respectively, representing compensation payable, and $43,668 and $21,968, respectively, representing interest on the loan from officer. The Company incurred consulting expenses of $39,032 and $19,929, respectively, to a stockholder.

6 - INCOME TAXES

At June 30, 1996 the Company has net operating loss carryforwards for tax purposes of approximately $5,300,000 which expire through 2011. Deferred tax assets are comprised of the following:

                                              JUNE 30,                   DECEMBER 31,
                                                1996                          1995

Gross deferred tax assets                  $ 1,973,506                 $ 1,576,855
Valuation allowance                         (1,973,506)                 (1,576,855)
                                           -----------                 -----------
Net deferred tax asset                     $        --                 $        --
                                           ===========                 ===========

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

7 - STATEMENTS OF CASH FLOWS

The Company exchanged 6,100,000 shares for a $1,000,000 debt on March 31, 1996 (see note 4).

During the quarter ended June 30, 1996, the Company acquired computer equipment pursuant to capital leases of $29,497.

During the six months ended June 30, 1995, the Company issued 300,000 shares of common stock valued at $196,875 and 300,000 options to purchase common stock valued at $73,875 in conjunction with the issuance of notes payable totaling $500,000.

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS

8 - JOINT VENTURE AGREEMENT

On May 2, 1996 the Company entered into a joint venture agreement with a privately held corporation located in Ohio which specializes in the design and development of interactive kiosks. The purpose of the joint venture is to develop and service a kiosk project for a mutual customer. The parties have agreed to share profits and losses equally.

9  - CONTINGENCIES

Legal Proceedings

On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision Vision, Inc., and his wife, also a former employee, initiated a lawsuit seeking damages of $2,850,000 from the Company, and certain present and former officers. The lawsuit is for claims arising from the employee's alleged termination, and alleged misrepresentations made in connection with the Company's acquisition and plan of reorganization for Decision Vision, Inc. The Company had previously filed an action against the plaintiff in the aforementioned matter, in the Supreme Court of the State of New York, seeking $53,000 in damages for alleged breaches arising from the same acquisition and plan of reorganization. Management believes the former employee's case is a reaction to this case and is without merit. The Company plans to vigorously contest the action which is set for trial in San Diego in October of 1996, along with the Company's lawsuit against the former employee and owner of Decision Vision, Inc. which was transferred to San Diego. The Company has not set aside any reserves for this matter as management believes that it is not probable that the Company will suffer any material loss as a result.

10 - SUBSEQUENT EVENTS

In August 1996 the Company entered into an equity funding agreement with certain offshore investors whereby the investors have provided the Company with approximately $600,000, consisting of $500,000 in cash and forgiveness of $100,000 due to broker liability reflected on the accompanying balance sheet. In return, the investors will be issued Class A Convertible Preferred Stock (Class A Preferred). The Class A Preferred will be convertible to common stock of the corporation after a designated holding period beginning 60 days and ending 150 days after issuance. The Class A Preferred will convert at 55% of the lesser of the average closing bid price of the common stock on the five trading days immediately prior to (a) the date of issuance of the Class A Preferred to be converted or, (b) the conversion date.

In connection with the aforementioned funding, the broker for this transaction is entitled a commission in the form of warrants for the purchase of common stock equivalent to 75% of the common stock issuable upon conversion of $200,000 liquidation preference of the Class A Preferred. The warrants will convert at the same price as that of the converted Class A Preferred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

SIX  AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Revenue for the six and three months ended June 30, 1996 increased $494,462 and $550,508, or 40.8%, and 131.5%, respectively. Gross profit increased by $118,806 or 85.7% for the three months ended June 30, 1996 as compared to the prior three month period. Gross profit has declined for the six months ended June 30, 1996 $87,367 or 18%, as compared to the six months ended June 30, 1995. The increase in revenue reflects the Company's shift in emphasis from the hardware and software resale business to interactive kiosks and solution based sales products. During the three months ended June 30, 1996 the Company completed a pilot program for a customer for which it delivered 16 interactive kiosks which generated approximately $300,000 in revenue. Compared to the prior six and three month periods, revenues from interactive kiosks and other touchscreen based solutions have increased $293,814 and $341,319, respectively. Over the same comparative period, tradeshow and exhibition service revenues have increased $156,997 and $40,725, respectively The design of interactive kiosks and touchscreen based solutions is more labor intensive and the Company has not yet been able to price its products competitively due to the low product volumes associated with existing orders. There is also a higher labor cost associated with kiosk design. Management believes the costs incurred, and which are reflected in the reduced margins, are indicative of the efforts to design and develop high quality interactive applications which are expected to provide increases in future sales and marketing activities. Management has geared its sales efforts at larger volume orders which would be expected to have a positive impact on the Company's gross profit. Gross profit, as a percentage of sales, for the three months ended June 30, 1996 was 26.5% as compared to 23.2% for the six months ended June 30, 1996 reflecting higher volumes and lower unit costs in the second quarter.

Expenses for the six and three months ended June 30, 1996 decreased $72,010 and $128,337, or 4.3% and 16.1% respectively, as compared to the six and three months ended June 30, 1995. Development expense decreased $166,684 and $85,950, or 91.1% and 94.7% respectively, as compared to the six and three months ended June 30, 1995, due to the Company focusing more on revenue producing activities, trying to bring to market development activities incurred over the past years of operations. Selling and marketing expense decreased $192,144 and $68,099, or 41.8% and 33.5%, respectively, as compared to the six and three months ended June 30, 1995, reflecting a reduction in the Company's salesforce. General and administrative expenses increased $9,487 and $41,735, or 1% and 9.7%, compared to the six and three months ended June 30, 1995. These increases reflect an increase in legal services of $69,904 and $26,480 over the respective periods, which relate to the Company's defense costs in the litigation outlined in Note 9 to the accompanying unaudited financial statements. The decrease of $32,044 and $16,023, or 22.2%, in amortization of intangible assets is related to the reduction in goodwill recorded by the Company in the fourth quarter of 1995 and reflected as an impairment loss. The debt conversion expense of $309,375 was related to the costs associated with inducing Suan Investments Corporation to retire their outstanding debt in the first quarter of 1996 in exchange for the Company's equity securities and is more fully described in Note 4 to the accompanying unaudited financial statements.

Interest expense reflects the accelerated amortization of deferred financing costs in the second quarter of 1995. 1996 expenses reflect approximately $87,000 of interest costs associated with the conversion of Suan Investment Note to equity at March 31, 1996.

During the fiscal quarter ended June 30, 1996, the Company sold the rights to it's "Autosoft" trademark for $65,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $1,277,914 for the six months ended June 30, 1996 and cumulative net losses of $7,371,469 through June 30, 1996. As of June 30, 1996 the Company had a working capital deficit of $391,868 as compared to working capital of $72,114 at December 31, 1995. The decrease in working capital is primarily attributable to the use of $453,218 for operating activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

The Company's plan for improving liquidity includes both growth in its core interactive multimedia application systems business as well as strategic acquisitions of profitable businesses. Subject to financing, the Company has multiple potential acquisitions under consideration and in various stages of discussion. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it will be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. Additionally, the Company's chief executive officer and largest stockholder has indicated his intent to provide certain additional funding to the Company, if necessary; however, there is no legal obligation on the part of the Company's chief executive officer to so provide funding. The Company currently has no line of credit or other access to debt financing from any financial institution. Furthermore, the Company's assets are pledged as part of the value guaranty described in Note 4 in the accompanying unaudited financial statements.

Refer to Note 10 of the accompanying unaudited financial statements discussing the $600,000 of equity funding the Company has arranged.

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

              Not applicable

Item 5. Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Not applicable

(b)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ADVANCED MEDIA, INC.

Date: 8/14/96                    By  /s/ Hans Kaemmlein
                                 ----------------------
                                 Hans Kaemmlein, Chairman of the Board,
                                 President and Chief Executive Officer


Date: 8/14/96                    By  /s/ Alan W. Schoenbart
                                 --------------------------
                                 Alan W. Schoenbart,
                                 Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT NO.                                        DESCRIPTION

      27                                     FINANCIAL DATA SCHEDULE