Form 10-Q
period 1996-09-30
ADVANCED MEDIA INC
filed 1996-11-12
CIK 932779

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

        (516)244-1616
        (Registrant's telephone number, including area code)







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__
                                       ---

There were 69,558,438 shares of registrant's common stock outstanding as of October 31, 1996.

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

                              ADVANCED MEDIA, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                      1996               1995
                                                                 -------------       ------------
                           ASSETS
Current assets:
  Cash and cash equivalents                                       $    75,452        $   151,463
  Accounts receivable, net of allowance for
      doubtful accounts of $7,124 and $15,218, respectively           485,256            307,535
  Note receivable from stockholder                                         --            100,000
  Inventories, net                                                     74,230            169,002
  Prepaid expenses and other                                           66,790             15,155
                                                                  -----------        -----------
   Total current assets                                               701,728            743,155

Fixed assets, net                                                     349,752            283,170
Intangible assets, net                                              1,516,341          1,709,859
Other assets                                                           63,674             27,834
                                                                  -----------        -----------
   Total assets                                                   $ 2,631,495        $ 2,764,018
                                                                  ===========        ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                $   446,171        $   334,345
  Accrued expenses and other                                          315,077            185,816
  Payable to related parties                                           17,912             41,381
  Due to broker                                                            --            100,000
  Current portion of capital lease obligations                         17,109              9,499
                                                                  -----------        -----------
   Total current liabilities                                          796,269            671,041

Loan payable - stockholder                                          1,171,495          1,007,550
Long-term debt                                                             --            950,500
Capital lease obligations, net of current portion                      35,699                 --
Payable to related parties, long term                                 333,493            153,608
                                                                  -----------        -----------
   Total liabilities                                                2,336,956          2,782,699
                                                                  -----------        -----------
Stockholders' equity (deficit):
   Preferred stock, $.0001 par value,
     10,000,000 shares authorized,
    issued Series A convertible 600,000 shares
    (entitled in liquidation to $600,000)                                  60                 --
  Common stock, $.0001 par value,
   100,000,000 shares authorized,
   Shares issued and outstanding:
   1996 - 67,223,464
   1995 - 55,319,810                                                    6,720              5,532
  Additional paid-in capital                                        8,456,635          6,179,372
  Accumulated deficit                                              (8,086,058)        (6,093,555)
  Less treasury stock at cost, 50,000 shares                           (6,516)                --
  Less deferred compensation                                          (76,302)          (110,030)
                                                                  -----------        -----------
   Total stockholders' equity (deficit)                            294,539            (18,681)
                                                                  -----------        -----------
Commitments and contingencies

   Total liabilities and stockholders' equity (deficit)           $ 2,631,495        $ 2,764,018
                                                                  -----------        -----------

The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                        --------------------------------        --------------------------------
                                            1996                1995                1996                1995
                                        ------------        ------------        ------------        ------------
Net revenues                            $  2,709,014        $  1,934,076        $  1,001,620        $    721,144

Cost of sales                              2,041,538           1,143,526             719,308             413,914
                                        ------------        ------------        ------------        ------------
Gross profit                                 667,476             790,550             282,312             307,230

Expenses:
Development                                   16,222             262,560                  --              79,654
Selling and marketing                        456,768             663,191             188,932             203,210
General and administrative                 1,573,588           1,385,713             683,973             489,835
Amortization of intangible assets            168,518             216,585              56,172              72,195
Debt conversion expense                      309,375                  --                  --                  --
Loss on conversion below market               36,826                  --              36,826                  --
                                        ------------        ------------        ------------        ------------
Total expenses                             2,561,297           2,528,049             965,903             844,894
                                        ------------        ------------        ------------        ------------
Loss from operations                      (1,893,821)         (1,737,499)           (683,591)           (537,664)

Other income (expense):
Unrealized loss on available-for
  sale securities                                 --          (1,195,313)                 --                  --
Interest expense                            (135,109)           (412,099)            (33,180)           (157,503)
Gain on sale of trademark, net                31,697                  --              (4,674)                 --
Other income                                   4,730               7,041               1,895               7,041
                                        ------------        ------------        ------------        ------------
                                             (98,682)         (1,600,371)            (35,959)           (150,462)
                                        ------------        ------------        ------------        ------------
Net loss                                $ (1,992,503)       $ (3,337,870)       $   (719,550)       $   (688,126)
                                        ============        ============        ============        ============
Net loss per share                      $       (.03)       $       (.07)       $       (.01)       $       (.01)
                                        ============        ============        ============        ============
Weighted average number of
common shares outstanding                 60,803,914          51,105,605          63,372,915          54,974,369
                                        ============        ============        ============        ============

The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)
                                   (UNAUDITED)

                                              COMMON STOCK                PREFERRED STOCK
                                               0.0001 PAR                   0.0001 PAR           ADDITIONAL
                                       ---------------------------------------------------        PAID-IN
                                         SHARES           AMOUNT         SHARES     AMOUNT        CAPITAL
                                       --------------------------------------------------------------------
BALANCE AT DEC. 31, 1994               48,531,144        $ 4,853             --        --       $ 4,805,621
Sales to outside investors             10,180,824          1,018             --        --         1,717,034
Sales to 401K Plan                          6,391              1             --        --             3,175
Contribution by officer:
     Common stock                      (2,000,000)          (200)            --        --               200
Issuance of common stock for
    services                               20,000              2             --        --            10,935
Commissions on note                       800,000             80             --        --           296,795
     Acquisition revaluations           1,031,451            103             --        --              (103)
Issuance of options as
     commission on note                        --             --             --        --            73,875
Amortization of deferred comp                  --             --             --        --                --
Change in valuation allowance                  --             --             --        --                --
Cancellation of shares due to:
     Employment termination            (2,250,000)          (225)            --        --            (9,510)
     Agreement termination             (1,000,000)          (100)            --        --          (718,650)
Net loss                                       --             --             --        --                --
                                      ---------------------------------------------------------------------
BALANCE AT DEC. 31, 1995               55,319,810          5,532             --        --         6,179,372
Issuance of common stock for:
     Sales to outside investors         1,941,369            194        600,000        60           840,694
     Sales to 401K Plan                     6,565             --             --        --             1,518
     Acquisition revaluation            1,477,220            147             --        --              (147)
     Commission due to broker           1,000,000            100             --        --           130,210
     Rental expense                        40,000              4             --        --             8,596
Issuance of options for legal
     services                                  --             --             --        --             7,500
Issuance of warrants for
     commission due to broker                  --             --             --        --             6,516
Additional stock issuance               1,631,250            163             --        --              (163)
Treasury stock                                 --             --             --        --                --
Amortization of deferred comp                  --             --             --        --                --
Cancellation of shares due to:
     Employment termination              (292,750)           (30)            --        --            (1,121)
Debt conversion                         6,100,000            610             --        --         1,283,660
Net loss                                       --             --             --        --                --
                                      ---------------------------------------------------------------------
BALANCE AT SEPT. 30, 1996              67,223,464        $ 6,720        600,000       $60       $ 8,456,635
                                      =====================================================================

                                                         TREASURY        DEFERRED                             TOTAL
                                         ACCUM.            STOCK          COMPEN-        VALUATION           DOLLAR
                                        DEFICIT           AT COST         SATION         ALLOWANCE           AMOUNTS
                                      -------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1994              $(1,846,669)            --        $(188,324)       $(951,563)       $ 1,823,918
Sales to outside investors                     --             --               --               --          1,718,052
Sales to 401K Plan                             --             --               --               --              3,176
Contribution by officer:
     Common stock                              --             --               --               --                 --
Issuance of common stock for
    services                                   --             --               --               --             10,937
Commissions on note                            --             --               --               --            296,875
     Acquisition revaluations                  --             --               --               --                 --
Issuance of options as
     commission on note                        --             --               --               --             73,875
Amortization of deferred comp                  --             --           68,559               --             68,559
Change in valuation allowance                  --             --               --          951,563            951,563
Cancellation of shares due to:
     Employment termination                    --             --            9,735               --                 --
     Agreement termination                     --             --               --               --           (718,750)
Net loss                               (4,246,886)            --               --               --         (4,246,886)
                                      -------------------------------------------------------------------------------
BALANCE AT DEC. 31, 1995               (6,093,555)            --         (110,030)              --            (18,681)
Issuance of common stock for:
     Sales to outside investors                --             --               --               --            840,948
     Sales to 401K Plan                        --             --               --               --              1,518
     Acquisition revaluation                   --             --               --               --                 --
     Commission due to broker                  --             --               --               --            130,310
     Rental expense                            --             --               --               --              8,600
Issuance of options for legal
     services                                  --             --               --               --              7,500
Issuance of warrants for
     commission due to broker                  --             --               --               --              6,516
Additional stock issuance                      --             --               --               --                 --
Treasury stock                                 --         (6,516)              --               --             (6,516)
Amortization of deferred comp                  --             --           32,580               --             32,580
Cancellation of shares due to:
     Employment termination                    --             --             1148               --                 (3)
Debt conversion                                --             --               --               --          1,284,270
Net loss                               (1,992,503)            --               --               --         (1,992,503)
                                      -------------------------------------------------------------------------------
BALANCE AT SEPT. 30, 1996             $(8,086,058)       $(6,516)       $ (76,302)              --        $   294,539
                                      ===============================================================================

The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER  30,
                                                        ---------------------------
                                                            1996            1995
                                                        -----------     -----------
Cash flows from operating activities:
Net loss                                                $(1,992,503)    $(3,337,870)
Adjustments to reconcile net loss to net
  cash provided by (used for) operating activities:
   Unrealized loss on available-for-sale
    securities                                                   --       1,195,313
   Gain on sale of trademark, net                           (31,697)             --
   Loss on conversion below market                           36,826              --
   Debt conversion expense                                  309,375              --
   Depreciation and amortization                            130,562         401,498
   Amortization of intangibles                              168,518         216,585
   Amortization of deferred compensation                     32,580              --
   Interest on loan payable - officer                        67,385          68,885
   Provision for doubtful accounts                             (323)         15,914
   Writeoff of note receivable from stockholder              93,484              --
   Issuance of common stock and options
   for services and expenses                                 16,100           4,062
   Options issuable to officer as compensation              112,500              --
Changes in operating assets and liabilities:
   Receivables, net                                        (177,400)        (98,963)
   Inventories                                               50,810          (4,721)
   Prepaid expenses and other                               (45,851)        (63,916)
   Accounts payable                                         111,826        (437,818)
   Accrued expenses and other                               129,261         134,871
   Payable to related parties                               (23,469)             --
                                                        -----------     -----------
  Net cash used for operating activities                 (1,012,016)     (1,906,160)
                                                        -----------     -----------
Cash flows from investing activities:
Net proceeds from sale of trademark                          56,697              --
Purchases of fixed assets                                   (69,784)        (41,046)
Issuance of note receivable, net                            (24,500)        (46,950)
Increase in security deposits                               (17,124)             --
                                                        -----------     -----------
  Net cash used for investing activities                    (54,711)        (87,996)
                                                        -----------     -----------
Cash flows from financing activities:
Proceeds from sale of common stock                          242,466       1,589,768
Proceeds from sale of preferred stock                       600,000              --
Proceeds from loan payable - officer                        176,000          23,373
Payment of loan payable - officer                           (12,056)             --
Payment of capital lease obligations                        (15,694)        (15,377)
Proceeds from notes payable                                      --       1,500,000
Payments of notes payable                                        --        (506,253)
                                                        -----------     -----------
  Net cash provided by financing activities                 990,716       2,591,511
                                                        -----------     -----------
Net increase (decrease) in cash and cash equivalents        (76,011)        597,355

Cash and cash equivalents:
    Beginning of period                                     151,463          44,195
                                                        -----------     -----------
    End of period                                       $    75,452     $   641,550
                                                        ===========     ===========
Cash paid during the period for:
    Interest                                            $    29,699     $        --
                                                        ===========     ===========
    Taxes                                               $     1,950     $        --
                                                        ===========     ===========

The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Advanced Media, Inc. (the "Company") for the nine and three month period ended September 30, 1996 and 1995 have been prepared by management and include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited interim periods. The results of operations for the nine and three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Any forward looking statements contained in this document reflect management's current intentions and expectations. Actual future results could vary materially depending on certain risks and uncertainties, including factors such as financing, operational spending, revenue levels, and the other factors referred to in the Company's Form 10-K for the year ended December 31, 1995.

2 - LIQUIDITY

The Company incurred a net loss of $1,992,503 for the nine months ended September 30, 1996 and cumulative net losses of $8,086,058 from inception through September 30, 1996. As of September 30, 1996 the Company had a working capital deficit of $94,541 as compared to working capital of $72,114 at December 31, 1995.

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

3 - DEBT AND EQUITY TRANSACTIONS

In March 1996, the Company reached agreement with Suan Investments Corp. (Suan) and an assignee thereof to convert their $1,000,000 principal amount of notes into 6,000,000 shares of common stock of the Company, at a conversion price of $.1667 per share. The agreement provides the noteholders a guaranteed value of $.33 per share, twice the conversion price, on certain valuation dates, as defined. To secure the Company's value guaranty obligation, the Company has left in place the security agreements relating to the original Note Purchase Agreements, pursuant to which substantially all of the Company's assets serve as collateral for these obligations. Originally, Suan had agreed to convert their note into 5,000,000 shares of the Company's common stock (at a conversion price of $.20 per share). As an inducement to convert at the March 31, 1996 date, the Company agreed to the new conversion price of $.1667 per share and to issue an additional 100,000 shares as a further inducement. In accordance with Financial Accounting Standards No. 84, the Company recorded the additional 1,100,000 shares issued at their fair market value at the date of conversion as debt conversion expense of $309,375. At September 30, 1996, there is $93,650 of interest payable to Suan related to the previously outstanding principal. The amount is included in accrued expenses and other.

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS


3 - DEBT AND EQUITY TRANSACTIONS (CONTINUED)

As a condition of certain agreements entered into by the Company in 1995 pursuant to which 7,250,000 shares of common stock were issued for $1,450,000 in gross proceeds, the Company was required to issue an additional 1,631,250 shares of common stock. According to the agreements, if as of January 1, 1996 the Company did not have an effective registration statement covering the initial 7,250,000 shares, then the Company would be required to make monthly payments, in shares of common stock, to each purchaser equal to 2.5% of the purchase price, valued at $.20 per share, until such registration is declared effective. The Company has satisfied such obligation through September, 1996 by issuing these additional shares of common stock.

In August, 1996, the Company issued 1,477,220 additional shares of common stock to the former shareholders of Pyros Computer Corporation (Pyros) in connection with a stock value guarantee provision made by the Company during it's acquisition of Pyros.

In August, 1996, the Company issued 1,000,000 shares of common stock and 250,000 warrants in exchange for a $100,000 commission due a broker. The warrants are exercisable through December 31, 1997 at $.10 per share of common stock. The transaction resulted in a $36,826 loss on conversion below the applicable market price.

In August, 1996, the Company received $600,000 for 600,000 shares of it's Series A Convertible Preferred Stock. (Class A Preferred) The Class A Preferred will be convertible to common stock of the Company after a designated holding period beginning 60 days and ending 150 days after issuance. The Class A Preferred will convert at 55% of the lesser of the average closing bid price of the common stock on the five trading days immediately prior to (a) the date of issuance of the Class A Preferred to be converted or, (b) the conversion date. In connection with the aforementioned funding, the broker for this transaction is entitled a commission in the form of warrants for the purchase of common stock equivalent to 100% of the common stock issuable upon conversion of $150,000 liquidation preference of the Class A Preferred. The warrants are exercisable through December 31, 1997 and will convert at the same price as that of the converted Class A Preferred.

In August, 1996, the Company granted options to purchase 100,000 shares of common stock to its corporate counsel for legal services under its long term incentive plan.

4 - RELATED PARTY TRANSACTIONS

Revenue and receivables for the nine months ended September 30, 1996 included $65,000 and $15,000, respectively, from a corporation which is a stockholder of the Company.

Expenses for the nine and three months ended September 30, 1996 include certain amounts payable to the Company's chief executive officer, $112,500 and $37,500, respectively, representing compensation payable, and $67,385 and $23,717, respectively, representing interest on the loan from officer. The Company incurred consulting expenses of $58,911 and $19,879 and legal expenses of $14,968 and $8,488, respectively, to a stockholder. Interest expense of $93,650 is due a stockholder as indicated in Note 3.

5 - INCOME TAXES

At September 30, 1996 the Company has net operating loss carryforwards for tax purposes of approximately $6,000,000 which expire through 2011. Deferred tax assets are comprised of the following:

                                               SEPTEMBER 30,        DECEMBER 31,
                                                    1996                1995
                                               -------------        ------------
Gross deferred tax assets                       $ 2,193,519         $ 1,576,855
Valuation allowance                              (2,193,519)         (1,576,855)
                                                -----------         -----------
Net deferred tax asset                          $        --         $        --
                                                ===========         ===========

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS

5 - INCOME TAXES (CONTINUED)

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

6 - STATEMENTS OF CASH FLOWS

Noncash activities for the nine months ended September 30, 1996 and 1995 are summarized as follows:

                                                                  1996        1995
                                                                --------    --------
Transfer of inventory to fixed assets                           $ 43,962    $ 89,122
Issuance of stock for notes payable and options                 $     --    $370,750
Partial termination of deferred compensation                    $  1,148    $  9,735
Exchange of common stock for note receivable                    $  6,516    $     --
Exchange of common stock for due to broker
 liability                                                      $100,000    $     --
Fixed assets purchased pursuant to capital lease obligations    $ 59,003    $     --
Exchange of common stock for long-term debt                     $950,500    $     --

7 - JOINT VENTURE AGREEMENT

On May 2, 1996 the Company entered into a joint venture agreement with a privately held corporation located in Ohio which specializes in the design and development of interactive kiosks. The purpose of the joint venture is to develop and service a kiosk project for a mutual customer. The parties have agreed to share profits and losses equally.

8  - CONTINGENCIES

Legal Proceedings

On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision Vision, Inc., and his wife, also a former employee, initiated a lawsuit seeking damages of $1,000,000 from the Company, and certain present and former officers. The lawsuit is based on claims arising out of the employees' termination and also arising out of the sale of the assets of Decision Vision to the Company. The scope of the lawsuit was substantially narrowed in October, 1996, when the court dismissed four of the eight causes of action and all individual defendants and eliminated any possible punitive damages award. The only remaining claims are two alleged breaches of term specific employment contracts, and one for breach of contract. The Company had previously filed an action against the Plaintiff in this case, in the Supreme Court of the State of New York, seeking $53,000 in damages for alleged breaches arising from the same acquisition. Management believes the former employee's case is a reaction to this case and is without merit. The Company plans to vigorously contest the action which is set for trial in San Diego in February of 1997, along with the Company's lawsuit against the former employee and owner of Decision Vision, Inc. which was transferred to San Diego. The Company has not set aside any reserves for this matter as management believes that it is not probable that the Company will suffer any material loss as a result.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net revenues for the nine and three months increased $774,938 and $280,476, or 36.7%, and 38.9%, respectively, as compared to the nine and three months ended September 30, 1995. Application development sales increased $317,068 and $23,254, respectively, as compared to the nine and three months ended September 30, 1995, reflecting the Company's continuing engagement with a customer for whom it has installed fifteen interactive kiosks at their retail stores under a pilot program and is currently working on adjunct applications. Tradeshow and exhibit sales increased $233,886 and $76,889, respectively, as compared to the nine and three months ended September 30, 1995, reflecting an expanded customer base and an increase in services rendered. Hardware and software sales increased $335,132 and $169,523, respectively, as compared to the nine and three months ended September 30, 1995, reflecting greater demand for architectural design products and increased sales of computer peripherals. Proprietary software sales declined $72,791 and $18,500, respectively, as compared to the nine and three months ended September 30, 1995, reflecting the Companys change in strategic focus to utilize this software in larger scale applications rather than as a revenue source.

Gross profit for the nine and three months has declined $123,074 and $24,918, or 15.6% and 8.1%, respectively, as compared to the nine and three months ended September 30, 1995. Application development is labor intensive and the Company has not yet been able to price its products competitively due to the low product volumes associated with existing orders. Management believes the costs incurred, and which are reflected in the reduced margins, are indicative of the efforts to design and develop high quality interactive applications which are expected to provide increases in future sales and marketing activities. Management has attempted to increase its sales efforts at larger volume orders which would be expected to have a positive impact on the Companys gross profit. Gross profit, as a percentage of sales, for the three months ended September 30, 1996 was 28.2% as compared to 24.6% for the nine months ended September 30, 1996 reflecting higher volumes and lower unit costs.

Expenses for the nine and three months increased $33,248 and $121,009, or 1.3% and 14.3%, respectively, as compared to the nine and three months ended September 30, 1995. Development expense for the nine and three months decreased $246,338 and $79,654, or 93.8% and 100%, respectively, as compared to the nine and three months ended September 30, 1995, due to the Company focusing more on revenue producing activities and, trying to bring to market development activities incurred over the past years of operations. Selling and marketing expense for the nine and three months decreased $206,423 and $14,278, or 31.1% and 7%, respectively, as compared to the nine and three months ended September 30, 1995, reflecting a reduction in the Company's salesforce as well as lower sales commissions. General and administrative expenses for the nine and three months increased $187,875 and $194,138, or 13.6% and 39.6%, respectively, as compared to the nine and three months ended September 30, 1995. These increases reflect an increase in legal services of $141,963 and $102,259 over the respective periods, which relate to the Company's defense costs in the litigation outlined in Note 8 to the accompanying unaudited financial statements. Also reflected in general and administrative expenses is a $93,484 charge incurred during the quarter reflecting the decline in the value of the pledged collateral (the Company's common stock), which the Company received as payment of a note receivable reflected on the Companys books, which came due during the quarter. The decrease of $48,067 and $16,023, or 22.2%, in amortization of intangible assets is related to the reduction in goodwill recorded by the Company in the fourth quarter of 1995 and reflected as an impairment loss. The debt conversion expense of $309,375 was related to the costs associated with inducing Suan Investments Corporation and its assignee to retire their outstanding debt in the first quarter of 1996 in exchange for the Company's equity securities and is more fully described in Note 3 to the accompanying unaudited financial statements. The loss on conversion below market is described in Note 3 to the accompanying unaudited financial statements.

Interest expense reflects the accelerated amortization of deferred financing costs in the second quarter of 1995. 1996 expenses reflect approximately $94,000 of interest costs associated with the conversion of Suan Investment Corporation's and its assignee's Notes to equity at March 31, 1996.

During the fiscal quarter ended June 30, 1996, the Company sold the rights to it's "Autosoft" trademark for $65,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $1,992,503 for the nine months ended September 30, 1996 and cumulative net losses of $8,086,058 through September 30, 1996. As of September 30, 1996 the Company had a working capital deficit of $94,541 as compared to working capital of $72,114 at December 31, 1995. The decrease in working capital is primarily attributable to the use of $1,012,016 for operating activities.

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

The Company has determined not to proceed with its previously announced proposed acquisition of Renaissance Computer Art Center, Inc. as a result of its due diligence investigation.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
 .
      Not applicable

Item 2. Changes in Securities

      Not applicable

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

      10.26 Advanced Media, Inc. Certificate of Designations of the Class A Preferred Stock.

      10.27 Form of Preferred Stock Subscription Agreement used for the purchase of $600,000 liquidation preference of Class A Convertible Preferred Stock.

      10.28 Warrant to Viking Fund, Ltd. to purchase up to 150,000 shares of common stock.

      10.29 Subscription agreement for 1,000,000 shares of common stock between Montmelian Investisements Ltd. and Advanced Media, Inc.

      10.30 Release between Advanced Media, Inc. and Montmelian Investisements Ltd.

      10.31 Warrants to Montmelian Investisements Ltd. to purchase 250,000 shares of common stock.

      10.32 Contract for BioNutritional Encyclopedia between Advanced Media, Inc., Performance Concepts, Inc., and General Nutrition, Inc.

(b)   Reports on Form 8-K:

      There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ADVANCED MEDIA, INC.



Date:  11/07/96                     By  /s/ Hans J. Kaemmlein
    ----------------                -------------------------
                                    Hans J. Kaemmlein, Chairman of the Board,
                                    President and Chief Executive Officer


Date:  11/07/96                     By  /s/ Alan W. Schoenbart
    ----------------                --------------------------
                                    Alan W. Schoenbart,
                                    Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

 Exhibit
   No.                               Description
 -------                             -----------

  10.26 Advanced Media, Inc. Certificate of Designations of the Class A Preferred Stock.

  10.27 Form of Preferred Stock Subscription Agreement used for the purchase of $600,000 liquidation preference of Class A Convertible Preferred Stock.

  10.28 Warrant to Viking Fund, Ltd. to purchase up to 150,000 shares of common stock.

  10.29 Subscription agreement for 1,000,000 shares of common stock between Montmelian Investisements Ltd. and Advanced Media, Inc.

  10.30     Release between Advanced Media, Inc. and Montmelian Investisements
            Ltd.

  10.31 Warrants to Montmelian Investisements Ltd. to purchase 250,000 shares of common stock.

  10.32 Contract for BioNutritional Encyclopedia between Advanced Media, Inc., Performance Concepts, Inc., and General Nutrition, Inc.

  27        Financial Data Schedule