Form 10KSB
period 1996-12-31
ADVANCED MEDIA INC
filed 1997-04-15
CIK 932779

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) 15, ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Commission file number 0-25112

                              ADVANCED MEDIA, INC.
                 (Name of small business issuer in its charter)


      Delaware                                                11-2899603
(State or other jurisdiction of                            (IRS employer
incorporation or organization)                           identification no.)

80 Orville Drive
Bohemia, New York                                               11716
------------------                                              -----
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's telephone number     (516) 244-1616

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
          None                                        None



Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                                (Title of Class)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X     NO

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 1996 were $3,343,617.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997 was $5,693,327 based on the average bid and asked prices of the Common Stock on such date of $.06625. As of March 31, 1997, the registrant had 85,937,007 outstanding shares of Common Stock.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

Advanced Media, Inc., a Delaware corporation (the "Registrant" or the "Company") believes that there is an accelerating trend toward the use of interactive multimedia computer technologies for consumer and business applications because of their use efficiencies and because of their sensory appeal. The continuing rapid decline in prices of microprocessors, disk drives, CD-ROM drives and other computer hardware components have made personal computers ("PCs") capable of running full motion video and audio interactive applications more affordable. This increasing PC hardware capability and affordability have made it economically feasible to use multimedia PCs for many tasks which would have previously been required to be performed by a person. These tasks range from teaching and information dissemination to point-of-sale retailing and sales presentations to theme park attractions. In both the business and the consumer marketplaces, the widespread use of PC-based interactive multimedia applications appears to be on the verge of rapid growth.

The term "interactive multimedia" denotes the merging of full motion video, audio, graphics, animation and text into a computer application with which a user can interact on nearly the same intellectual level as with a person, such as a teacher or salesperson. However, with interactive multimedia systems, the user can influence and direct the interaction at a pace and in a direction to suit his or her needs. In addition, multimedia systems' use of high quality video and audio greatly expands the amount of information content which can be delivered during an interaction and substantially enhances impact and retention of that information.

Interactive multimedia users will typically view a menu of "touch-screen" options, presented as buttons to press on the video screen. This is a much simpler way of interacting with the system than a traditional keyboard or even a mouse. Directions for use can be graphical, video, textual, audio or any combination of these, making these systems very easy to use, as well as flexible and high impact. Management believes that all of these characteristics make interactive multimedia systems the best, and usually the least expensive, way to deliver exciting information and selling applications.

The early focus on research and development of interactive multimedia technology has, to date, been primarily on developing technologies for consumer uses such as video games. More recently, many entertainment, television, telephone and cable companies have been focusing their research and development efforts on grand scale applications for delivery of interactive multimedia services to the home over communications networks. Between these extremes is a large area of market potential for interactive multimedia systems, connected and managed over private communications networks, as well as the Internet, for use by business, government and educational institutions to deliver information, collect information, train, teach and sell products and services to their constituencies.

More recently, content and information, which was previously network-based, has migrated, in large part, to Internet-based applications. The multimedia bandwidth limitations of the Internet have, however, caused bandwidth-intensive applications (e.g. video animation) to need to be located at the site of their presentation (typically on a site-based hard drive or CD-ROM). Thus, there is a need for both location-dependent and Internet-based multimedia applications.

Currently, Internet activities are concerned with the provision of information and the sale of products. The latter has been recognized by the industry as a major source of revenue from both the actual product sale and the revenue derived by electronically processing the purchase transaction which is currently handled manually or by use of an 800 number. Current market research indicates that most Internet sales-based revenue will flow from the sale of software, retail goods in general, and particular retail goods such as automobiles.

THE COMPANY

The Registrant is a corporation which was formed on January 25, 1988 under the name of "Seaford Ventures, Inc." under the laws of the State of Delaware, for the original purpose of establishing, acquiring or combining with a profitable business entity. From inception through July 1993, Registrant had no operations, no revenues and minimal expenses. In August 1993, Registrant changed its name to "Advanced Media, Inc." and was restructured primarily to engage in the research, development and sale of proprietary interactive multimedia technologies, the integration and resale of computer hardware and software products and the delivery of technical consulting and design services to the corporate, institutional and professional marketplace. During 1996, the Company, together with the assistance of Electronic Data Systems ("EDS"), one of the world's largest providers of data processing and information technology consulting services, focused part of its energies on developing an electronic commerce model, whereby interactive multimedia applications previously developed and suitable for consumer use are utilized over the Internet in a fully secure transaction-based environment The Company's executive offices are located at 80 Orville Drive, Bohemia, New York 11716; with telephone number (516) 244 -1616.

Within the electronic commerce model numerous opportunities exist for the Company to participate in revenue-generating activities, either singularly or in combination with other companies, to meet the needs of its customers. These activities include electronic commerce product sales on the Company's Internet Sites, electronic commerce front-ends (web/kiosk site design), and electronic commerce back-ends (transaction processing including security, credit, computer facilities and hosting, communication services). They also include electronic commerce creative services such as interactive advertising, marketing, sales and project design. Finally, the Company will engage in the development and sale of complete electronic commerce systems. These systems will include transactional/ non-transactional kiosks with/without web connections (stand-alone, networked, with ATM's) including all hardware/software and value-added service options (teleconferencing, music, television).

In addition to the electronic commerce activities initiated in 1996, Registrant also specializes in designing and selling interactive multimedia systems (comprised of computer hardware, software licensed to Registrant and Registrant's proprietary software) which enable businesses and institutions to market products and services and deliver information, products and services to customers in an attractive, convenient, cost-effective fashion. In addition to the design and sale of these systems, Registrant sells packaged, proprietary multimedia and multimedia authoring software under its trademarks, Media Master and Multimedia Studio, which enable users to design and implement their own interactive multimedia applications. Registrant also offers technical consulting and training services in the areas of hardware/software integration, project management and multimedia application development and implementation for those businesses which do not have the skills to implement their own interactive multimedia applications. In conjunction with the above activities Registrant is also a system integrator and software reseller.

Registrant's developed products and proprietary technologies all relate to: (i) a visual multimedia authoring system, (ii) an interactive multimedia database,
(iii) digital video, (iv) audio communications, and (v) Internet strategies. These enable Registrant and/or its customers to create and build interactive, Internet, and CD-ROM based systems, which have a multitude of commercial business applications. Registrant's proprietary technology and technical design services have, to date, already been applied to: the development of interactive retail point-of-sale kiosk systems, CD-ROM title development, interactive sales presentation systems, interactive graphics and animation systems, point-of-information kiosks, interactive sales and distribution systems, computer-aided design systems and interactive hotel concierge information systems. Registrant also provides web-based electronic commerce sites for the sale of other parties' software, retail goods, and certain other vertical, transaction-driven products. Since the marketplace for multimedia and Internet technology is in its infancy stage, the full breadth of the applications of Registrant's technologies are not yet fully known and are believed by management to have not yet been fully exploited.

The Company believes it can leverage its market-tested experience and understanding of multimedia systems to tap into the Internet market. The Company intends to exploit opportunities on the Internet by providing the services in the Internet arena detailed above with a major focus on non-human intervention-based transaction environments. In conjunction with EDS, the Company has finished development of an electronic commerce model for its software site ("21SoftwareDrive") and is finalizing its retail catalog model which will be followed later this year with vertical, multi-transactional retail applications.

ACQUISITION OF VISION IMAGING, INC.

In November 1993, for consideration consisting of 1,836,968 shares of Registrant's common stock (after giving effect to the issuance of 836,968 shares in December 1995 pursuant to a value guaranty), Registrant acquired substantially all of the assets and selected liabilities of Vision Imaging, Inc. ("Vision"), an interactive multimedia technology company located in Fountain Valley, California.

The Agreement and Plan of Reorganization for the acquisition of Vision provides for the former Vision shareholders to participate in other secondary registrations filed by the Registrant provided the Vision shareholders satisfy certain conditions. Simultaneously with the acquisition of the assets of Vision, Registrant purchased computer software source code from Vision Imaging, a California partnership (hereinafter "VI Partnership") owned by two principals of Vision, for $100,000. The agreement with VI Partnership provides that the source code purchased by Registrant be held in escrow by Bestway Archival Services and be returned from escrow to VI Partnership only in the event of insolvency proceedings being filed by or against Registrant under either federal or state insolvency laws. The source code is to be released to Registrant from escrow when either (i) Registrant shall have completed a registration of securities in which the VI Partnership principals shall have been permitted to participate or
(ii) Registrant's common stock shall be listed on NASDAQ. Although Registrant intends to satisfy both of these two conditions, no assurance can be given that it will satisfy either of them, which would result in indefinite continuation of the escrow of the source code.

During the period of escrow, Registrant has full rights of ownership and use of the original source code, escrowed at acquisition, without further payment to VI Partnership. In the event of return of the source code from escrow to VI Partnership, Registrant has a two-year, royalty-free license to the source code. Registrant has full ownership of all derivative works developed from the original source code which, in any event, do not revert to VI Partnership. For example, with the development, in the second quarter of 1994, of the Windows version of the products, which required a complete rewrite of the original source code, Registrant owns the rewritten source code, which is contained in its current Windows products. The escrowed original source code is DOS-based.

The Windows source code is not escrowed. In the event that the original source code is returned from escrow to VI Partnership, VI Partnership would obtain a two year royalty-free license to the derivative works source code from Registrant. Such license would allow VI Partnership to compete with Registrant's products and services but would not prevent Registrant from use of the derivative works products and underlying source code.

Prior to its acquisition by Registrant, Vision and its affiliate, VI Partnership, had a history of net operating losses. These combined net operating losses were, respectively, $25,042, $30,211 and $25,938 for the year ended 1991, the nine month period ended September 30, 1992 and for the year ended September 30, 1993 on corresponding revenues of $307,026, $482,304 and $761,732.

ACQUISITION OF DECISION VISION, INC., PYROS COMPUTER CORPORATION AND COMPUTER NICHE, INC.

In December 1993, June 1994 and August 1994 Registrant acquired, respectively, substantially all of the assets and certain of the liabilities of Decision Vision, Inc. ("Decision"), all the assets and liabilities of Pyros Computer Corporation ("Pyros"), and substantially all of the assets and certain of the liabilities of Computer Niche, Inc. ("Computer Niche"). Decision and Pyros were located in Southern California. Computer Niche was located in Schenectady, New York.

Decision Vision

In December 1993, Registrant acquired substantially all of the assets and certain of the liabilities of Decision, a computer aided design systems integrator and hardware and software dealer. Pursuant to the terms of the purchase agreement, as amended, with Decision, Registrant issued an aggregate of 600,000 shares of its common stock to the principals of Decision. The Registrant guaranteed that the market value of these shares would not be less than $600,000 on December 14, 1995, the second anniversary date following the acquisition. On December 14, 1995 the market value of the stock, as calculated in accordance with the agreement, was worth $393,750, resulting in the issuance of 314,286 additional shares.

Prior to its acquisition by Registrant, Decision had net income/(loss) of ($209,825), $62,199 and ($64,503) for the years ended June 30, 1992 and 1993, and for the period July 1, 1993 through December 14, 1993, on corresponding revenues of $1,554,220, $1,803,174 and $615,177.

Pyros

In June 1994, Registrant acquired all of the outstanding capital stock of Pyros, a computer aided design systems integrator and hardware and software dealer. Pursuant to the terms of the stock purchase agreement with Pyros, Registrant issued an aggregate of 180,000 shares of its common stock in consideration of the capital stock of Pyros. Further, Registrant guaranteed the market value of these shares would not be less than $360,000 on June 1, 1996. The Company issued 1,477,220 shares of its common stock to satisfy the value guaranty provision and provide $260,000 worth of value to the principals of Pyros. Registrant also loaned the Pyros principals $100,000, secured by a pledge of 50,000 shares of the Registrant's Common Stock which was required to be repaid in July, 1996. In July 1996, the principals of Pyros elected not to repay their note and 50,000 shares of stock were therefore retained by the Company.

Prior to its acquisition by Registrant, Pyros had net operating losses. The net loss for the year ended January 31, 1994 and for the period February 1, 1994 through May 31, 1994, were ($35,923) and ($62,514) respectively, on corresponding revenues for Pyros of $1,290,520 and $529,329.

Computer Niche

In August 1994, Registrant acquired substantially all the assets and certain liabilities of Computer Niche, a computer aided design systems integrator and software dealer. Pursuant to the purchase agreement with Computer Niche, Registrant issued an aggregate of 150,000 shares of its common stock valued at $150,000 to the shareholders of Computer Niche.

Prior to its acquisition by Registrant, Computer Niche had net income/(loss) of $10,279 and ($4,370) for the years ended October 31, 1993 and 1992, respectively, on corresponding revenues of $493,216 and $402,137.


Each of the purchase agreements contain provisions wherein Vision, Decision, Pyros and Computer Niche indemnify Registrant from any and all losses resulting from the breach of any and all representations and agreements made by the selling parties. The Registrant has not indemnified the selling parties.

ACQUISITION OF DECISION VISION, INC., PYROS COMPUTER CORPORATION AND COMPUTER NICHE, INC. (CONTINUED)

The number of shares issued, purchase price, net assets (liabilities) acquired, and goodwill is summarized below.

                                                                                                 COMPUTER
                                           VISION            DECISION             PYROS           NICHE
                                           ------            --------             -----          --------
Shares issued                             1,836,968           914,286           1,607,220         150,000
Purchase price                          $ 1,250,000         $ 600,000         $   360,000        $150,000
Net assets (liabilities) acquired       $  (157,137)        $ (40,736)        $  (164,568)       $ 34,741
Goodwill                                $ 1,407,137         $ 640,736         $   524,568        $115,259
Percentage of shares issued *                   2.4%              1.2%                2.1%             .2%

* The percentage of the total shares outstanding at December 31, 1996 (75,692,816) represented by the shares issued for the acquisition.

INTERACTIVE MULTIMEDIA SYSTEMS

The Registrant has developed interactive multimedia systems which are typically comprised of an Intel Pentium processor-based personal computer with MPEG video encoded playback, CD-ROM data storage, touch screen monitor, large screen video display, speakers, and printer, and frequently additional special purpose components such as credit card readers and money acceptors. These systems are used by Registrant's customers for sales, merchandising, marketing, entertainment and information applications including point-of-sale, full motion video presentations and theme park attractions. For a point-of-sale application, these systems are frequently networked over telephone lines to permit Registrant's business customers to present sales messages to consumers at sites remote from their sales locations, to accept and process orders, to accumulate data from both buyers and browsers and to assemble and analyze the orders and consumer data from all remote systems at one central location. Typically, the system plays a high impact message on its large screen display to use the system and instruct the customer on how to begin to use the touch screen display. Using the touch screen to select areas of interest, the consumer can view and hear about products and services which they can buy through the system with their credit card. The products are usually delivered by mail within a few days.

In addition, Registrant's interactive systems are designed to provide users with information such as hotel concierge information providing hotel guests information concerning theaters, restaurants, tours and other sites and activities. Management believes that these custom-designed interactive multimedia systems have significant commercial potential and have a large number of applications, although many of such potential applications are not currently known to Registrant. Registrant intends to custom design and install these point-of-sale and point-of-information systems to satisfy the specific needs of each customer's business.

At NAPTE '94, the Registrant introduced Digital Premier TM - an effective way to present video at the touch of a finger. This interactive sales and marketing tool utilizes a PC-based system controlling MPEG1 video clips, which are digitally stored as individual files on the computer hard drive. It is a system that alleviates problems related to cueing videotape, flipping laser discs, and changing CD-1 discs. It easily allows sales executives instant access to the information they need.

In 1996, the Registrant introduced the Digital PremiereTM VISi/oN system, a complete portable office and sales presentation system operating on an IBM ThinkPad notebook computer. The system incorporates all the capabilities of the desk top version, plus the ability to create custom presentations, import Microsoft's PowerPoint slides, perform return on investment calculations, plus interface to a client's word processor, fax and contact management software. A unique virtual office interface provides access to all the software components and greatly simplifies the operation. The VISi/oN system is sold on a two or three year license basis. A large entertainment company became the Registrant's first VISi/oN in January 1997.

Another of the Registrant's proprietary products is its Guest Management System ("GMS"). This is a database management system designed to track and hold important collector information such as customer identification, purchase history, areas of interest, and direct marketing status. When this information is obtained, the GMS intelligence provides powerful searching, sorting, and reporting functions. The GMS system allows store personnel to gather and maintain collector information such as name, address, and phone number, as well as to generate a unique collector number for each new customer. It also tracks the starting date of the particular collector, last purchase information, and registers sales associates - while tracking the particular areas of interest of a particular collector. The GMS system provides an iconic interface, which allows store personnel to access system controls through easily recognizable graphic icons (compared to cumbersome menuing systems). By visually selecting the Artist's image icon and selecting the By Collector search button, and pressing the Report icon, a report based on this search criteria is automatically generated. This iconic interface not only improves the ease of use of the marketing system, but also allows the user to access information quickly. This exclusive database management system has valuable possibilities for any firm that wishes to acquire demographic information about its consumers for future marketing and sales activities.

Customers for whom Registrant and its acquired predecessors have developed such point-of-sale and point-of-information systems are among the Fortune 500, and within the entertainment, hotel, retail, and automobile industries. Sales, application development, and rentals of these systems have consistently improved from approximately 20%, 38%, to 50% of total sales for the periods ended December 31, 1994, 1995, and 1996, respectively.

In February 1997, the Company, in conjunction with a strategic partner, signed the "97 Rollout Contract" with General Nutrition Corporation ("GNC"), its largest customer, to install approximately 384 interactive reference kiosks through approximately February 1998. The kiosks will be placed in 184 existing GNC company stores and 200 new franchises that GNC expects to open through January 1998. The Company's portion of revenues derived from the Rollout Contract is approximately $1.7 million. In addition, GNC has invited the Company and its strategic partner to demonstrate the system to GNC's existing franchisees in May 1997. The Company and its strategic partner, have also been awarded the contract for a training module which will be delivered via the in-store systems for retail training applications. The Company anticipates that certain existing franchisees will order the interactive reference kiosks for their stores, however there can be no assurance that any will do so. Management believes that the rollout of these systems will continue for the future, although no assurances can be given.

SYSTEMS INTEGRATOR AND SOFTWARE RESELLER

As a result of its acquisitions of Decision, Pyros and Computer Niche, a significant portion of Registrant's business is the resale of software components and systems both to retail distributors and directly to consumers. The systems sold by Registrant include personal computer workstations, including high-resolution graphics displays, video and audio capture and playback boards, disc drives, tape drives, CD-ROM drives and other ancillary hardware. In addition to Registrant's packaged proprietary software - - Media Master Professional and Multi Media Studio - - Registrant sells other commercially available software such as Autodesk 3D Studio. In connection with Registrant's sale of systems and software, Registrant maintains an inventory sufficient to meet its delivery requirements.

Registrant's policy with respect to payment terms for the systems and software resale aspect of its business are generally consistent with those practiced in the industry. Payment for these items is based upon an average thirty-day credit extension. Registrant has a stated no-return policy but makes certain exceptions. Registrant also passes on the warranties of its suppliers and makes no additional warranties for the goods sold and delivered.

Sales of systems and software components represented approximately 41%, 50%, and 55% of total sales for the periods ended December 31, 1996, 1995, and 1994, respectively. It is Registrant's intention to consolidate the sale of systems and software components in order to realize certain efficiencies and reductions of overhead and to integrate these distribution channels into its multimedia sales efforts. Although this may result in a short-term reduction of sales, management believes that it will not have a material impact on short-term profitability and will result in increased long-term profits.

MULTIMEDIA TOOLS PUBLISHING AND DISTRIBUTION

The acquisition of the assets and the computer source code software of Vision and VI Partnership, respectively, provided Registrant with the following significant technology and products: Visual Authoring, Interactive Network System, Kiosk Control System, Digital Video Module, Media Master, Multimedia Studio and Media Master Professional. These software products are used to author and present interactive multimedia presentations on IBM compatible personal picture quality video, substantially reducing the time and effort required by utilizing conventional methods. Sales of proprietary software represented approximately 1%, 5%, and 19% of total sales for the periods ended December 31, 1996, 1995, and 1994, respectively.

MULTIMEDIA STUDIO

Multimedia Studio is one of the proprietary technologies that has been acquired by Registrant as a result of the Vision Imaging, Inc. and VI Partnership acquisitions. Multimedia Studio is designed to allow novice computer users to create interactive self-running multimedia presentations quickly and easily and is available in a Windows version. It is also available in a suite of products that provide additional presentation content creation abilities.

MEDIA MASTER PROFESSIONAL

Media Master Professional, available in a Windows version, adds additional capabilities to Media Master. It provides the professional interactive program developer with features such as advanced tracking and comparison, as well as support for credit card readers, printers and money acceptors.

CUSTOM APPLICATION DEVELOPMENT SERVICES

In connection with the sale of its interactive multimedia systems and proprietary interactive multimedia software, Registrant offers technical consulting services in the areas of systems design, graphics design, maintenance, customization, project management and CD-ROM product design and packaging. For example, if a customer does not have the skills to use Media Master or Multimedia Studio, or any other authoring tool, Registrant will design, install and maintain an application using, and modifying as necessary, its proprietary software to meet the customer's needs. Also, if the customer wishes to develop the skills to use Registrant's proprietary technology to build applications in-house, Registrant will offer training and consulting services in these areas. Further, Registrant trains customers and offers its services in the areas of storyboard development, animation, full motion video encoding and interactivity.

Sales of technical and creative services represented approximately 2%, 2%, and 4% of total sales for the periods ended December 31, 1996, 1995 and 1994, respectively.

TRAINING

In connection with the Company's acquisition of Computer Niche, the Company provides training in both multimedia and computer aided design software packages. Sales of training services represented approximately 6%, 6%, and 2% of total sales for periods ended December 31, 1996, 1995, and 1994, respectively.

ALLIANCES

In May 1996, the Company formed a strategic alliance with Performance Concepts, Inc., a privately held corporation located in Ohio which specializes in the design and development of interactive kiosks. The purpose of this alliance was to develop and service a multimedia solutions project for the benefit of a mutual customer.

By mutual agreement, the Company and IBM have agreed, effective April 15, 1997, to terminate their alliance, which was predicated on the IBM Ultimedia Tool Series. The termination relates to a decision by IBM to no longer provide technical and architectural support for the Tool Series product line.

IMMEDIATE ACQUISITION STRATEGY

The interactive multimedia technology market is currently very fragmented. Many of the companies in this industry were founded to develop a particular graphic application or a particular commercial opportunity.

Registrant intends to expand its operations through strategic acquisitions of companies which have complimentary technologies and/or an established distribution base. Registrant anticipates that it will explore these types of acquisitions at least through the end of 1997. Registrant has not entered into any definitive agreements with respect to any such acquisition. Despite the fact that various negotiations are ongoing, there can be no assurance that Registrant will consummate any potential acquisition or, if completed, that any such acquisition will be profitable for Registrant.

MANUFACTURING

Registrant does not manufacture any of its systems products or any of the software which it resells, but rather they are purchased directly from their manufacturers or from distributors for wholesale and retail distribution. However, Registrant does develop its proprietary software products and fabricates and assembles its own interactive multimedia systems which are custom designed to each customer's specific needs. All manufacturing of these systems is done at Registrant's facilities in Costa Mesa, California. There is an ample supply of raw materials and multiple vendors who provide those raw materials to the Company.

MARKETING AND SALES

Registrant currently has a marketing and sales force of 6 persons who market and sell systems, software and services. These efforts enable Registrant to consistently market its products and services to its customer base.

MAJOR CUSTOMERS

One customer accounted for approximately 24% and 14% of the Company's revenues during the years ended December 31, 1996 and 1995. They were different customers in each of the respective years.

DISTRIBUTION

In addition to its own sales force, Registrant currently has one United States distributor for its Multimedia Studio and Media Master Professional products and four non - U.S. distributors distributing its products in Asia, Australia, South Africa, and Europe. The loss of any of these distributors would not be expected to have a materially adverse impact on the Registrant's operating results or financial position.

BACKLOG

Registrant generally ships systems and software product orders as they are received. As of December 31, 1996 there was a backlog of orders representing approximately $11,000 in revenue. Backlog is not an indicator of future sales since backlog orders are filled rapidly.

SEASONALITY

Seasonality does not have a material impact upon Registrant's revenues.

REGULATION

The Registrant's activities are subject to various environmental, health and employee safety laws. The Registrant has expended resources; both financial and managerial, to comply with applicable environmental, health and worker safety laws in its operations and at its facilities and anticipates that it will continue to do so in the future. The Registrant does not require any governmental approval of its principal products or services. Compliance with environmental laws has not historically had a material effect on the Registrant capital expenditures, earnings or competitive position, and the Registrant does not anticipate that such compliance will have a material effect on the Registrant in the future. Although the Registrant believes that it is generally in compliance with all applicable environmental, health and worker safety laws, there can be no assurance that additional costs for compliance will not be incurred in the future or that such costs will not be material.

INTELLECTUAL PROPERTY

The Registrant regards certain of its software and design techniques as proprietary and attempts to protect such software and techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Registrant owns no patents on any of its proprietary technology, but does own a registered copyright for AutoSoft. Registrant also has the following trademarks which are registered in the State of California: (i) Hyperbutton Authoring Technology; (ii) Multimedia Studio; (iii) IMAGEBASE; (iv) VISUAL AUTHORING, and (5) Cinema Desktop Video Producer. Registrant plans to actively pursue intellectual property protection of its proprietary technologies although no assurance can be given that such protection will be acquired or, if acquired, that it will be adequate to protect Registrant's proprietary interests from duplication and use by third party competitors. Registrant spent $39,893, $185,443, and $244,171 in the development of proprietary software and customized applications for specific customers for the periods ended December 31, 1996, 1995, and 1994, respectively.

COMPETITION

Registrant encounters significant direct competition across all of its existing products and services, and in areas where the Registrant intends to do business. Competitive factors include price and service for the resale of systems and software components, quality of application and speed of delivery for technical and creative services, features and price for proprietary interactive software, and alliances companies have made in vertical market initiatives. Registrant's competitors range from small companies which have a particular market niche to large companies with greater financial, technical and marketing resources than those of Registrant. Companies with greater financial resources than Registrant may undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and be able to sustain net operating losses for a longer period of time while developing their products and markets.

EMPLOYEES

As of February 28, 1997, Registrant had a total of 31 full-time employees, of which 8 are based in New York and 23 in California. Of such employees, 7 were engaged in marketing and sales and 3 in related customer support services, 11 were engaged in research and product development, 3 in project management and installation, and 7 in financial and administrative areas. None of Registrant's employees is represented by a labor union. Registrant has not experienced any work stoppages and considers relations with its employees to be good. Registrant has not experienced substantial difficulties in attracting qualified personnel. Its location in southern California provides the Company with a large pool of potential employees familiar with Registrant's categories of technology.

ITEM 2.  PROPERTIES

Registrant leases approximately 2,500 square feet of space at 80 Orville Drive, Bohemia, New York 11716, where it maintains its principal executive office, pursuant to a month-to-month lease at the annual rate of $38,725. Registrant also leases approximately 6,665 square feet of space at 695 Town Center Drive, Suite 250, Costa Mesa, CA 92626 pursuant to a 5 year sublease dated September 30, 1994 at a varying annual rate from $72,000 per annum for the first year to approximately $84,000 in the last year; and 2,415 square feet of space in Albany, NY pursuant to a lease at the rate of $37,400 per annum through March 1999.

Registrant believes that its current facilities are adequate to meet its current needs and the needs of its operating units. If new or additional space is required, Registrant believes that adequate facilities are available at competitive prices at or near each location where Registrant currently leases space.

ITEM 3.  LEGAL PROCEEDINGS

On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision, and his wife, also a former employee of Decision, initiated a lawsuit seeking damages of approximately $1,000,000 from the Company, and certain present and former officers. The lawsuit was based on claims arising out of the employees' termination, and also arising out of the sale of the assets of Decision to the Company. The most significant aspect of the lawsuit, pertaining to the acquisition of the assets of Decision by the Company, was dismissed by the court in which the action had been filed, the Superior Court of the State of California, County of San Diego, in a series of rulings between December 1996 and February 1997, when the court dismissed numerous causes of action and the action against all individual defendants and eliminated any possible punitive damages award. The court also dismissed the wrongful termination claims of both former employees. On March 25, 1997, the Plaintiff filed an appeal regarding the above claims. The remaining claims, including the wrongful termination claims of both plaintiffs, relatively insignificant in scope in comparison with the claims pertaining to the acquisition of assets, have been settled pending finalization of language and payment by the Company of the total sum of $42,500. This pending partial settlement would preclude a trial and conclude this matter as to these remaining issues and would also conclude the cross-action that the Company had previously filed against the former employee who was the principal stockholder of Decision seeking approximately $53,000 in damages for alleged breaches arising from the same acquisition. The settlement arrangement allows that plaintiff to appeal the dismissal of the primary claims pertaining to the acquisition to the California court of appeal. As to the claims that plaintiff is now pursuing in the California court of appeal, the Company plans to vigorously contest those claims. The Company has not set aside any reserves for these remaining claims as management of the Company believes that it is not probable that the Company will suffer any material loss as a result of those appeals.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's common stock trades principally on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "ADVI". The following table sets forth the range of quarterly high and low bid prices for Registrant's common stock for the two most recent fiscal years, as provided by the National Quotation Bureau. The bid quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. Management believes that trading activity is very limited and is light and sporadic.


                         Common Stock
                     --------------------
                     High Bid     Low Bid
                     --------     -------
1996:
Quarter Ending

March 31             $    .75    $   .06
June 30                   .34        .06
September 30              .35        .12
December 31               .22        .07

1995:
Quarter Ending

March 31                  .63        .13
June 30                  2.25        .06
September 30             1.63        .19
December 31               .81        .06

Registrant's outstanding warrants have not been registered, and accordingly, there has been no trading activity to date. The approximate number of holders of the Registrant's common stock as of March 31, 1997 was 967. There have been no dividends declared or paid, and the Company has no current intention to declare or pay any dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Selected Financial Data and the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

Revenue is generated from the sale of systems and non-proprietary software, from the sale of proprietary software, from services provided in developing customized multimedia application software and systems, and from training related to computer aided design software. Revenue for 1996 increased $684,795 or 25.8%, from $2,658,822 in 1995 to $3,343,617 in 1996. This increase in revenues was primarily attributable to (a.) a large application development contract with a retail customer, and (b.) more revenues generated from tradeshow services and rentals.

Revenues generated from application development and sales of interactive systems totaled $1,174,926, or 35% of total revenues in 1996, as compared to $649,882, or 24% of total revenues in 1995.

Revenues generated from the sale of systems and non-proprietary software (non-integrated systems) totaled $1,356,805, or 41% of total revenues in 1996, as compared to $1,329,510, or 50% of total revenues in 1995.

Revenues generated from proprietary software sales totaled $35,547, or 1% of total revenues in 1996, as compared to $126,998, or 5% of total revenues in 1995.

Revenues generated from tradeshow service sales and rentals of interactive systems totaled $511,365, or 15% of total revenues in 1996, as compared to $354,469 or 13% of total revenues in 1995.

Revenues generated from training services totaled $202,141, as compared to $149,002 or 6% in both 1996 and 1995.

Revenues generated from services performed on behalf of customers totaled $62,832, as compared to $48,960 or 2% in both 1996 and 1995.

Gross profit reflects a 25.3% margin in 1996 compared to a 24.3% margin in 1995. The margin has improved slightly due to better production management methods installed by management in 1996. Unfortunately, the improvements were offset by lost margin on tradeshow services and rentals.

Development expenses declined $145,550 or 78.5%, from $185,443 in 1995 to $39,893 in 1996. As a percentage of revenues, development expense was less than 1% versus 7% in 1995.

Selling and marketing expenses decreased $119,349 or 15.1%, from $791,140 in 1995 to $671,791 in 1996. The decline in selling and marketing expenses was primarily based on management's decision to discontinue a revenue only based commission program instituted in the fourth quarter of 1995. Sales commissions declined from $146,572 in 1995, or 5.5% of revenue, to $32,376 or 1% of revenue in 1996. As a percentage of revenues, selling and marketing expenses were 20% in 1996 versus 30% in 1995.

General and administrative expenses increased $88,757 or 4%, from $2,155,384 in 1995 to $2,244,141 in 1996. As a percentage of revenues, general and administrative expenses were 67.1% in 1996 versus 81% in 1995. The increase in general and administrative expenses is attributable to: (a.) the Company's increase in legal expenditures from approximately $250,000 in 1995 to $342,000 in 1996 in connection with the Company's defense in the litigation described in
Part I, item 3 and Note 14 of the accompanying financial statements aggregating $242,500 in 1996 (including the $42,500 settlement) versus approximately $20,000 in 1995, and (b.) the chairman and chief executive officer's compensation (such amounts were payable in options) for which the Company recorded $150,000 of expense for the year ended December 31, 1996 ($62,500 was recorded in 1995), and (c.) an additional approximate $120,000 was incurred in costs associated with the startup of the electronic commerce division and other internet strategies in the last quarter of 1996. These increases were partially offset by savings in administrative salaries of approximately $160,000 resulting from the Company's efforts to streamline internal costs under its control.

In 1996, management saw a 24% decline, $688,075 versus $486,514, in systems and non-proprietary software and anticipates further significant declines in 1997 due to the Company's continued emphasis in the interactive electronic commerce marketplace. Management has recorded an impairment loss of $393,426 reflecting the unamortized balance of goodwill associated with the Pyros acquisition. As of December 31, 1996 management believes that the unamortized balance of goodwill related to its other acquisitions will be recovered by net future cash inflows, but will continue to reevaluate the possibility of further impairment based upon the results of operations in 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

YEARS ENDED DECEMBER 31, 1996 AND 1995 (CONT.)

Interest expense decreased $271,291, from $483,573 in 1995 to $212,282 in 1996. In 1995, the largest component of interest expense was $270,720, representing amortization of debt issuance costs. These costs were not incurred in 1996.

YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

Revenue is generated from the sale of systems and non-proprietary software, from the sale of proprietary software licenses, from services provided in developing customized multimedia application software and systems, and from training related to computer aided design software. Revenue for 1995 declined $1,040,737 or 28.1%, from $3,699,559 in 1994 to $2,658,822 in 1995. This decline in revenues was primarily attributable to: (a.) significant decline in systems sales from $1,679,184 to $449,055, or $1,230,129 associated with the Registrant's redirection of its business from being in the systems resale business to being a provider of interactive solution based products, and (b.) the adverse effects on customer, supplier and employee relations resulting from the Registrant's cash flow difficulties.

Revenues generated from application development and sales of interactive systems totaled $649,882, or 24% of total revenues in 1995, as compared to $571,176, or 15% of total revenues in 1994.

Revenues generated from the sale of systems and non-proprietary software (non-integrated systems) totaled $1,329,510, or 50% of total revenues in 1995, as compared to $2,041,174, or 55% of total revenues in 1994.

Revenues generated from proprietary software sales totaled $126,998, or 5% of total revenues in 1995, as compared to $714,070, or 19% of total revenues in 1994. Of the 19% in 1994, 10% of these revenues were generated from sales to a corporation which is a stockholder of the Registrant.

Revenues generated from tradeshow service sales and rentals of interactive systems totaled $354,469, or 13% of total revenues in 1995, as compared to $180,918, or 5% of total revenues in 1994.

Revenues generated from training services totaled $149,002, or 5%, as compared to $61,182, or 2% in 1994.

Revenues generated from services performed on behalf of customers totaled $48,960, or 2% in 1995, as compared to $131,040, or 4% in 1994.

Gross profit reflects a 24.3% margin in 1995 compared to a 44.9% margin in 1994. The decline in gross profit is reflective of (a.) lower sales volume which resulted in the inability to get the most advantageous pricing from vendors, (b.) difficulties in procuring products at the best prices due to limited vendor relationships and limited term arrangements, (c.) higher costs associated with first generation interactive projects, and (d.) write-offs of inventory relating to products obtained in acquisitions which management later determined to be obsolete and unsaleable. These writedowns alone impacted margin by approximately 5%.

Development expenses declined $58,728 or 24.2%, from $244,171 in 1994 to $185,443 in 1995. As a percentage of revenues, development expense was 6.7% in 1995 versus 6.6% in 1994. The Company's development expense budget generally was determined as a function of net revenues.

Selling and marketing expenses decreased $43,428 or 5%, from $834,568 in 1994 to $791,140 in 1995. As a percentage of revenues, selling and marketing expenses were 29.8% in 1995 versus 22.6% in 1994. The increase in selling and marketing expense as a percentage of revenues is attributable to an increase in sales commissions. In the fourth quarter of 1995, management instituted a program which based commission rewards solely on revenues generated rather than gross profit. This resulted in commissions representing a greater percentage of sales in 1995, 5.5%, then in 1994, 3.1%. This program was discontinued in 1996.

General and administrative expenses increased $257,784 or 13.6%, from $1,897,600 in 1994 to $2,155,384 in 1995. As a percentage of revenues, general and administrative expenses were 77.8% in 1995 versus 51.3% in 1994. The increase in general and administrative expenses is attributable to: (a.) the Company's increase in legal expenditures from approximately $41,000 in 1994 to $250,000 in 1995 in connection with the Company's use of outside counsel to assist in the preparation of regulatory documents, the preparation of the Proxy sent to stockholders in the fourth quarter of 1995, the lawsuit discussed in Item 3 of this report and Note 14 of the accompanying financial statements, and the protection of the Registrant's proprietary rights, (b.) an employment agreement with the chairman and chief executive officer for which the Company recorded $62,500 of compensation expense for the period August 1, 1995 to December 31, 1995, and (c.) non-recurring accounting fees of $52,000 related to acquisitions and review of certain regulatory documents.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994 (CONT.)

In the second quarter of 1995 management closed the San Diego office and moved the Decision operations to Costa Mesa. This resulted in a substantial loss of business connected with this acquisition. In accordance with a new accounting pronouncement, Financial Accounting Standards Board No. 121, as of December 31, 1995, management determined that net future cash inflows resulting from the business derived from the Decision acquisition would not recover the amount of unamortized goodwill as of December 31, 1995. As a result an impairment loss of $511,054 was recorded, which reflects the unamortized balance of goodwill that was associated with the Decision acquisition.

Interest expense increased $424,904, from $58,670 in 1994 to $483,574 in 1995. The increase in interest expense is related to the debt issued by the Company in 1995. The largest component of interest expense, $270,720, represents amortization of debt issuance costs. The other components are the accrual of interest on the loan payable-stockholder, $91,108, and the interest payable and discount amortization associated with the Suan Investments note, $55,625 and $50,500, respectively. Interest expense for the year ended December 31, 1994 was comprised mainly of interest associated with the loan payable-stockholder of $52,030. Refer to Note 9 of the accompanying audited financial statements for a further discussion of these transactions.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, l996, the Company had a net capital deficiency of $704,016, a working capital deficit of $1,002,654 and has sustained cumulative losses of $9,345,126 since commencing operations in August 1993. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding additional equity transactions. Additional funding of $280,000 was raised during the first quarter of 1997, see Note 15 to the accompanying financial statements. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it will be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has no line of credit or other access to debt financing from any financial institution.

The Company's stock price has steadily declined since January 1996, which has made it difficult for the Company to raise additional equity capital without significant dilution to present shareholders. The Company is further hampered by its inability to obtain bank financing and the fact that all of its assets are pledged as collateral to Suan Investments and its assignee, Stourbridge Investments.

The Company is hopeful that anticipated improvements in the Company's operations resulting from the sales and installation of interactive kiosks pursuant to the Rollout Contract with GNC and the Company's improvements in the areas of Electronic Commerce, including 21SoftwareDrive and its multiple transaction-driven vertical applications, will result in an increase in the market price of the Company's common stock used to raise additional equity capital, although there can be no assurance it will do so.

The cash balance of $40,863 as of December 31, 1996 is not subject to any restrictions or compensating balance arrangements.

None of Registrant's outstanding warrants or options were exercised in 1996.

Any forward looking statements contained in this document reflect management's current intentions and expectations. Actual future results could vary materially depending on certain risks and uncertainties, including factors such as financing, operational spending, revenue levels, and the other factors referred to in this document.

ITEM 7.  FINANCIAL STATEMENTS                                                         PAGE

Index to Financial Statements

Financial Statements:

         Report of Independent Accountants                                              15

         Balance Sheets at December 31, 1996 and 1995                                   16

         Statements of Operations for the Years
         ended December 31, 1996, 1995, and 1994                                        17

         Statements of Changes in Stockholders' (Deficit) Equity
         for the Years ended December 31, 1996 and 1995                                 18

         Statements of Cash Flows for the Years
         ended December 31, 1996, 1995, and 1994                                        19

         Notes to Financial Statements                                                  20 - 30

April 11, 1997

To the Board of Directors and
Stockholders of Advanced Media, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations and changes in stockholders deficit and of cash flows present fairly, in all material respects, the financial position of Advanced Media, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Price Waterhouse LLP
Melville, New York
April 11, 1997

                               ADVANCED MEDIA INC.
                                 BALANCE SHEETS

                                                                      DEC. 31,            DEC. 31,
                                                                        1996               1995
                                                                    -----------        -----------
                                ASSETS

Current assets
  Cash and cash equivalents                                         $    40,863        $   151,463
  Accounts receivable, net of allowance for
   doubtful accounts of  $50,725 and $15,218, respectively              232,840            307,535
  Note receivable from stockholder                                           --            100,000
  Inventories                                                            51,669            169,002
  Prepaid expenses and other current assets                              78,701             15,155
                                                                    -----------        -----------
    Total current assets                                                404,073            743,155


Fixed assets, net                                                       554,169            283,170
Intangible assets, net                                                1,066,743          1,709,859
Other assets                                                             62,907             27,834
                                                                    -----------        -----------
   Total assets                                                     $ 2,087,892        $ 2,764,018

                LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                  $   866,130        $   334,345
  Payable to related parties                                             37,263             41,381
  Deferred revenues                                                     102,500                 --
  Accrued expenses and other liabilities                                391,994            187,057
  Due to broker                                                              --            100,000
  Current portion of capital lease obligations                            8,840              8,258
                                                                    -----------        -----------
    Total current liabilities                                         1,406,727            671,041
                                                                    -----------        -----------

Loan payable - stockholder                                            1,179,472          1,007,550
Long term debt                                                               --            950,500
Capital lease obligations                                                23,784                 --
Payable to related parties, long term                                   181,925            153,608
                                                                    -----------        -----------
    Total liabilities                                                 2,791,908          2,782,699
                                                                    -----------        -----------

Stockholders' deficiency:
   Preferred stock, par value $.0001 per share,
     Shares authorized: 10,000,000,  issued  600,000 Series A
     convertible shares and 120,000 outstanding
     (entitled in liquidation to $120,000)                                   12                 --
  Common stock, par value $.0001 per share,
     Shares authorized: 100,000,000
     Shares issued and outstanding:
      1996 - 75,692,816
      1995 - 55,319,810                                                   7,569              5,532
   Additional paid-in capital                                         8,698,698          6,179,372
   Accumulated deficit                                               (9,345,126)        (6,093,555)
   Less deferred compensation                                           (65,169)          (110,030)
                                                                    -----------        -----------
        Total stockholders' deficiency                                 (704,016)           (18,681)
                                                                    -----------        -----------

Commitments and contingencies

Total liabilities and stockholders' (deficit) equity                $ 2,087,892        $ 2,764,018
                                                                    ===========        ===========


The accompanying notes are an integral part of these financial statements.

                                            ADVANCED MEDIA INC
                                         STATEMENTS OF OPERATIONS


                                                                   YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                     1996                1995                1994
                                                 ------------        ------------        ------------
NET REVENUES:
Net revenues                                     $  3,343,617        $  2,658,822        $  3,323,489
Sales to related parties                                   --                  --             376,070
                                                 ------------        ------------        ------------
  Total net revenues                                3,343,617           2,658,822           3,699,559
                                                 ------------        ------------        ------------

COST OF SALES:
Cost of sales                                       2,499,228           2,013,771           1,990,575

Sales to related parties                                   --                  --              46,305
                                                 ------------        ------------        ------------
  Total cost of sales                               2,499,228           2,013,771           2,036,880
                                                 ------------        ------------        ------------

Gross profit                                          844,389             645,051           1,662,679

EXPENSES:
Development                                            39,893             185,443             244,171
Selling and marketing                                 671,791             791,140             834,568
General and administrative                          2,244,141           2,155,384           1,897,600
Amortization of intangible assets                     224,690             288,780             255,522
Impairment loss                                       393,426             511,054                  --
                                                 ------------        ------------        ------------
  Total expenses                                    3,573,941           3,931,801           3,231,861
                                                 ------------        ------------        ------------

Loss from operations                               (2,729,552)         (3,286,750)         (1,569,182)

OTHER INCOME (EXPENSE):
Interest expense                                     (212,282)           (483,573)            (58,670)
Debt conversion expense                              (309,375)                 --                  --
Realized loss on disposition of available-
   for-sale securities                                     --            (476,563)                 --
Other, net                                               (362)                 --                  --
                                                 ------------        ------------        ------------
  Total other expenses                               (522,019)           (960,136)            (58,670)
                                                 ------------        ------------        ------------

Net loss                                         $ (3,251,571)       $ (4,246,886)       $ (1,627,852)
                                                 ============        ============        ============

Net loss per share                               $      (0.05)       $      (0.08)       $      (0.03)
                                                 ============        ============        ============

Weighted average number of common
 shares outstanding                                63,288,518          51,968,489          47,260,654
                                                 ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

                                                      PREFERRED STOCK                    COMMON  STOCK                ADDITIONAL
                                               ---------------------------------------------------------------
                                                 SHARES          .0001 PAR         SHARES            .0001 PAR         PAID-IN
                                               .0001 PAR           AMOUNT        .0001 PAR              AMOUNT         CAPITAL
                                               ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                          --                --         46,107,500             4,611         2,337,549
Sales of common stock                               --                --            857,792                86           477,014
Sales to  401K Plan                                 --                --              4,752                --             3,493
Contribution by officer - interest on loan          --                --                 --                --            51,440
Issuance of common stock for:
  Payment of notes payable                          --                --             10,100                 1            12,624
  Services                                          --                --             85,000                 8           104,835
  Services - other                                  --                --            100,000                10            99,990
  Services - employees                              --                --             36,000                 4            13,496
  Acquisition of Pyros                              --                --            180,000                18           359,982
  Acquisition of Computer Niche                     --                --            150,000                15           149,985
Purchase of available-for-sale securities           --                --          1,000,000               100         1,195,213
Amortization of deferred compensation               --                --                 --                --                --
Net loss                                            --                --                 --                --                --
                                               ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                          --                --         48,531,144             4,853         4,805,621
Sales of common stock                               --                --         10,180,824             1,018         1,717,034
Sales to  401K Plan                                 --                --              6,391                 1             3,175
Contribution by officer                             --                --         (2,000,000)             (200)              200
Issuance of common stock for:
     Services                                       --                --             20,000                 2            10,935
     Commissions on note agreements                 --                --            800,000                80           296,795
     Acquisition revaluations                       --                --          1,031,451               103              (103)
Issuance of options as commission
     on note agreement                              --                --                 --                --            73,875
Change in valuation allowance                       --                --                 --                --                --
Cancellation of shares due to:
     Employment termination                         --                --         (2,250,000)             (225)           (9,510)
     Agreement termination                          --                --         (1,000,000)             (100)         (718,650)
Amortization of deferred compensation               --                --                 --                --                --
Net loss                                            --                --                 --                --                --
                                               ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                          --                --         55,319,810             5,532         6,179,372
Sales of common stock                               --                --          1,868,571               187           218,357
Sales of Class A convertible preferred stock   600,000                60                 --                --           599,940
Conversion of preferred to common             (480,000)              (48)         7,372,479               737              (689)
Sales to 401K Plan                                  --                --             22,683                 2             3,553
Issuance of common stock for:
    Commission due broker                           --                --          1,000,000               100           130,210
    Consulting services                             --                --            150,000                15            12,922
    Rental expense                                  --                --             80,000                 8            14.717
    Public relations                                --                --            350,000                35            38,215
    Penalty shares                                  --                --          2,175,000               217              (217)
    Acquisition revaluations                        --                --          1,597,023               160              (160)
Issuance of stock options and warrants for:
     Commission due broker                          --                --                 --                --             6,516
     Employment agreement with officer              --                --                 --                --           212,500
     Legal services                                 --                --                 --                --             7,500
Cancellation of shares due to:
    Employment termination                          --                --           (292,750)              (29)           (1,187)
    Offset of note receivable                       --                --            (50,000)               (5)           (6,511)
Debt conversion                                     --                --          6,100,000               610         1,283,660
Amortization of deferred compensation               --                --                 --                --                --
Net loss                                            --                --                 --                --                --
                                               ==================================================================================
BALANCE, DECEMBER 31, 1996                     120,000                12         75,692,816             7,569         8,698,698
                                               ==================================================================================

                                                                     DEFERRED                             TOTAL
                                                   ACCUMULATED        COMPEN-         VALUATION           DOLLAR
                                                     DEFICIT          SATION          ALLOWANCE          AMOUNTS
                                                 ----------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                         (218,817)          (20,822)               --         2,102,521
Sales of common stock                                    --                --                --           477,100
Sales to  401K Plan                                      --                --                --             3,493
Contribution by officer - interest on loan               --                --                --            51,440
Issuance of common stock for:
  Payment of notes payable                               --                --                --            12,625
  Services                                               --          (100,781)               --             4,062
  Services - other                                       --          (100,000)               --                --
  Services - employees                                   --            (6,750)               --             6,750
  Acquisition of Pyros                                   --                --                --           360,000
  Acquisition of Computer Niche                          --                --                --           150,000
Purchase of available-for-sale securities                --                --          (951,563)          243,750
Amortization of deferred compensation                    --            40,029                --            40,029
Net loss                                         (1,627,852)               --                --        (1,627,852)
                                                 ----------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                       (1,846,669)         (188,324)         (951,563)        1,823,918
Sales of common stock                                    --                --                --         1,718,052
Sales to  401K Plan                                      --                --                --             3,176
Contribution by officer                                  --                --                --                --
Issuance of common stock for:
     Services                                            --                --                --            10,937
     Commissions on note agreements                      --                --                --           296,875
     Acquisition revaluations                            --                --                --                --
Issuance of options as commission
     on note agreement                                   --                --                --            73,875
Change in valuation allowance                            --                --           951,563           951,563
Cancellation of shares due to:
     Employment termination                              --             9,735                --                --
     Agreement termination                               --                --                --          (718,750)
Amortization of deferred compensation                    --            68,559                --            68,559
Net loss                                         (4,246,886)               --                --        (4,246,886)
                                                 ----------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                       (6,093,555)         (110,030)               --           (18,681)
Sales of common stock                                    --                --                --           218,544
Sales of Class A convertible preferred stock             --                --                --           600,000
Conversion of preferred to common                        --                --                --                --
Sales to 401K Plan                                       --                --                --             3,555
Issuance of common stock for:
    Commission due broker                                --                --                --           130,310
    Consulting services                                  --                --                --            12,937
    Rental expense                                       --                --                --            14,725
    Public relations                                     --                --                --            38,250
    Penalty shares                                       --                --                --                --
    Acquisition revaluations                             --                --                --                --
Issuance of stock options and warrants for:
     Commission due broker                               --                --                --             6,516
     Employment agreement with officer                   --                --                --           212,500
     Legal services                                      --                --                --             7,500
Cancellation of shares due to:
    Employment termination                               --             1,216                --                --
    Offset of note receivable                            --                --                --            (6,516)
Debt conversion                                          --                --                --         1,284,270
Amortization of deferred compensation                    --            43,645                --            43,645
Net loss                                         (3,251,571)               --                --        (3,251,571)
                                                 ================================================================
BALANCE, DECEMBER 31, 1996                       (9,345,126)          (65,169)               --          (704,016)
                                                 ================================================================

The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
                            STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------------
                                                                             1996               1995               1994
                                                                          -----------        -----------        -----------
Cash flows from operating activities:
Net loss                                                                  $(3,251,571)       $(4,246,886)       $(1,627,852)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
    Gain on sale of trademark, net                                            (31,697)                --                 --
    Loss on conversion below market                                            36,826                 --                 --
    Debt conversion expense                                                   309,375                 --                 --
    Depreciation and amortization                                             222,371            152,300             83,542
    Amortization of intangibles                                               224,690            288,780            255,522
    Amortization of deferred financing costs                                       --            321,250                 --
    Impairment loss                                                           393,426            511,054                 --
    Realized loss on disposition of available-for-sale securities                  --            476,563                 --
    Provision for doubtful accounts                                            50,725              3,021              7,629
    Write-off of note receivable from stockholder                              93,484                 --                 --
    Interest on loan payable - officer                                             --                 --             51,440
    Issuance of options to officer as compensation                            212,500                 --                 --
    Issuance of common stock and warrants for services and expenses            73,412             10,937             10,812
Changes in operating assets and liabilities:
    Accounts receivable, net                                                   23,970            (59,610)          (151,293)
    Receivable from related parties                                                --            191,517           (101,517)
    Inventories, net                                                           62,607            (13,386)          (118,318)
    Prepaid expenses and other current assets                                 (28,764)           134,439           (141,513)
    Accounts payable                                                          531,785           (350,788)           353,629
    Payable to related parties                                                 24,199            135,749              1,981
    Deferred revenues                                                         102,500                 --                 --
    Accrued expenses and other liabilities                                    197,310           (103,808)            88,065
    Due to broker                                                                  --            100,000                 --
                                                                          -----------        -----------        -----------
       Net cash used for operating activities                                (752,852)        (2,448,868)        (1,287,873)
                                                                          -----------        -----------        -----------

Cash flows from investing activities:
    Net proceeds from sale of trademark                                        56,697                 --                 --
    Purchases of fixed assets, net                                           (335,949)           (91,816)           (99,883)
    Cash acquired                                                                  --                 --              6,505
    Issuance of note receivable                                               (24,500)           (46,950)           (53,050)
    Increase (decrease) in security deposits                                  (19,285)           (25,134)             4,231
                                                                          -----------        -----------        -----------
         Net cash used for investing activities                              (323,037)          (163,900)          (142,197)
                                                                          -----------        -----------        -----------

Cash flows from financing  activities:
    Proceeds from sale of preferred stock                                     600,000                 --                 --
    Proceeds from sale of common stock                                        222,099          1,721,228            480,593
    Proceeds from loan payable - stockholder, net                             171,922             23,373            604,177
    Proceeds from note payable                                                     --          1,500,000                 --
    Payments of notes payable                                                      --           (506,253)           (23,357)
    Payments of long term debt and capital lease obligations                  (28,732)           (18,312)           (16,318)
                                                                          -----------        -----------        -----------
         Net cash provided by financing activities                            965,289          2,720,036          1,045,095
                                                                          -----------        -----------        -----------

 Net increase (decrease) in cash and cash equivalents                        (110,600)           107,268           (384,975)

Cash and cash equivalents:
     Beginning of period                                                      151,463             44,195            429,170
                                                                          -----------        -----------        -----------
     End of period                                                        $    40,863        $   151,463        $    44,195
                                                                          ===========        ===========        ===========
Cash paid during the period for:
     Interest                                                             $    31,852        $    16,930        $     7,230
                                                                          ===========        ===========        ===========
     Taxes                                                                $     1,950        $     2,483        $        --
                                                                          ===========        ===========        ===========

The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
                          NOTES TO FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Advanced Media, Inc. (the "Company") is a corporation which was formed on January 25, 1988 under the name of "Seaford Ventures, Inc." under the laws of the State of Delaware, for the original purpose of establishing, acquiring or combining with a profitable business entity. From inception through July 1993, the Company had no operations, no revenues and minimal expenses. In August, 1993, the Company changed its name to "Advanced Media, Inc." and was restructured primarily to engage in the research, development and sale of proprietary interactive multimedia technologies, the resale of computer systems and software products and the delivery of technical consulting and design services to the corporate, institutional and professional marketplace. In September 1996, the Company started its Internet Electronic Commerce division. The Company's operating divisions are located in southern California, upstate New York, and its executive offices are located in Bohemia, New York. These financial statements include the accounts of the Company and its operating divisions. All intracompany transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition - Revenue from the sale of proprietary software licenses, in which no or insignificant vendor obligations exist and collectibility is probable, is recognized upon shipment to the customer. Revenue from the sale of systems and other software is recognized upon shipment to the customer. Revenue from development of applications is recorded on the percentage of completion basis. There is no right of return for proprietary software licenses or systems and other software sales. Revenue from services is recognized as the services are performed.

Software Development Costs - All costs incurred in developing software products, prior to establishing technological feasibility, are expensed as development expenses in the period incurred. Software development costs incurred subsequent to the establishment of technological feasibility have not been significant.

Cash and Cash Equivalents - The Company considers all highly liquid short-term investments purchased with an initial maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions.

Inventories - Inventories are comprised of systems and third-party software held for sale. They are stated at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis.

Fixed Assets - Fixed assets are carried at cost less accumulated depreciation and are depreciated over their estimated useful lives, principally three to seven years, using the straight line-method.

Intangible Assets - The Company capitalizes and includes in intangible assets goodwill, which is the cost in excess of net assets of acquired companies and product lines; and software. All amortization is computed on the straight-line basis over their expected useful life of ten and five years for the goodwill and software, respectively.

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and the Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121, which was adopted by the Company in 1995, requires management to review for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In certain circumstances, an impairment loss would be recognized.

In accordance with SFAS No. 121, management's policy is to evaluate the recoverability of its intangible assets when the facts and circumstances suggest that the assets may be impaired. The test of such recoverability is a comparison of the book value of an asset to expected cumulative (undiscounted) operating cash flows resulting from the underlying asset over its remaining life. If the book value of the intangible asset exceeds undiscounted cumulative operating cash flows, the impairment is computed as the excess of the asset over the present value of the anticipated operating cash flows.

Income Taxes - The accompanying financial statements have been prepared in conformity with Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which was issued in February 1992 and adopted by the Company as of April, 1, 1993. The effect of adopting SFAS 109 was not material to the operating results of the Company.

                               ADVANCED MEDIA INC.
                          NOTES TO FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Share - Loss per share has been determined by dividing the loss for the period by the weighted average number of shares outstanding during the period. The exercise of outstanding stock options and warrants have not been included since the effect would be antidilutive.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition. The Company's customers, with whom it does the majority of its business, are well known and financially stable. The Company maintains reserves for potential credit losses for trade accounts receivable. Historically, the Company has not experienced any significant losses in any particular industry or geographic area.

Fair Value of Financial Instruments - Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their relatively short maturities. Loan payable-stockholder and payable to related parties, long-term, are recorded at their carrying value of $1,179,472 and $181,925, respectively, and bear interest at prime. It is not practical to estimate the fair value of these amounts because of the uncertainty of the timing of the payments.

Stock Option Plans - In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), effective for the Company's fiscal year beginning 1996. SFAS 123 establishes a fair value-based method of accounting for stock compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123, and continue to record stock compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, charges are made to earnings in accounting for stock options granted to employees when the option exercise prices are below the fair market value of the common stock at the grant date.

Reclassifications - Certain amounts in the prior financial statements have been reclassified to conform with the current year presentation.

2 - LIQUIDITY AND BUSINESS RISKS

As of December 31, 1996, the Company had a net capital deficiency of $704,016, a working capital deficit of $1,002,654 and has sustained cumulative losses of $9,345,126 since commencing operations in August 1993. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding possible equity transactions. Additional funding of $280,000 was raised during the first quarter of 1997, see Note 15. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it will be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has no line of credit or other access to debt financing from any financial institution.

                               ADVANCED MEDIA INC.
                          NOTES TO FINANCIAL STATEMENTS

3 - FIXED ASSETS

Fixed assets are comprised of the following at December 31:


                                                1996             1995
                                             ---------        ---------
        Computer equipment                   $ 531,567        $ 444,131
        Office furniture and equipment          84,077           65,457
        Purchased software                     242,953               --
        Leasehold improvements                   9,821            9,712
        Vehicles                                16,444           16,444
                                             ---------        ---------
                                               884,862          535,744
        Less accumulated depreciation
        and amortization                      (330,693)        (252,574)
                                             ---------        ---------
                                             $ 554,169        $ 283,170

Depreciation and amortization expense for the years ended December 31; 1996, 1995, and 1994 totaled $154,331, $83,741, and $43,513, respectively.

4 - LEASES

The Company is obligated under various capital leases for computer equipment that expire at various dates during the next five years. The gross amount of capital leases included in fixed assets was as follows at December 31:

                                                        1996              1995
                                                       -------            ------

Computer equipment                                     $38,205            $8,708
Less accumulated amortization                            7,765             1,306
                                                       -------            ------
                                                       $30,440            $7,402
                                                       =======            ======

Future minimum lease payments under noncancellable operating leases for office space and the present value of future minimum lease payments as of December 31, 1996 are as follows:


                                                      Capital          Operating
                                                      Leases             Leases
                                                      -------          ---------
Year ending December 31:
1997                                                  $14,459           $116,880
1998                                                   11,803            120,079
1999                                                    9,523             72,942
2000                                                    8,764                 --
2001                                                    1,391                 --
                                                      -------           --------
Total minimum lease payments                           45,940           $309,901
                                                                        ========
Less amount representing interest (at rates ranging
from 17.5% to 24%)                                     13,316
                                                       ------
Present value of net minimum capital lease payments    32,624
Less current installments                               8,840
                                                      -------
Capital lease obligations                             $23,784
                                                      =======

Total rental expense for operating leases charged to operations for the years ended December 31, 1996, 1995, and 1994 was $147,635, $128,576, and $128,846,
respectively. The Company's headquarters, in Bohemia, New York, is leased pursuant to a month-to-month arrangement.

                               ADVANCED MEDIA INC.
                          NOTES TO FINANCIAL STATEMENTS

5 - ACQUISITIONS

Vision Imaging, Inc.

In November 1993, for consideration consisting of 1,000,000 shares of the Company's common stock, the Company acquired substantially all of the assets and selected liabilities of Vision Imaging, Inc. ("Vision"), an interactive multimedia technology company. Simultaneously with the acquisition of the assets of Vision, the Company purchased computer software source code from a partnership owned by two principals of Vision, for $100,000 in cash. The Company utilized the purchase method of accounting for this transaction. The amount paid by the Company for these selected assets and liabilities, including the transaction costs, exceeded the value of the selected assets and liabilities by $1,407,327, which was capitalized as goodwill and is being amortized over ten years on a straight line basis. The software costs have been capitalized and are being amortized over five years on a straight-line basis.

The terms of the Agreement and Plan of Reorganization for the acquisition of Vision provided that if, on November 1, 1995, the aggregate value of the 1,000,000 shares of the Company's common stock issued in consideration of the acquisition did not equal or exceed $1,250,000, then the Company would be obliged to issue to the selling principals of Vision such additional shares of the Company's common stock as shall be equal to the difference between $1,250,000 and the market value of these shares on November 1, 1995. In December 1995, the Company issued additional 836,968 shares of its common stock to the former principals of Vision which satisfied this condition of the agreement.

Decision Vision, Inc.

In December 1993, the Company acquired selected assets and liabilities of Decision Vision, Inc. ("Decision"), a computer aided design systems integrator and hardware and software dealer for 600,000 shares of common stock. The Company has utilized the purchase method of accounting for this transaction. The amount paid by the Company, including the transaction costs, exceeded the value of these selected assets and liabilities by $640,736, which had been capitalized as goodwill and was being amortized over ten years on a straight line basis. At December 31, 1995, management considered the goodwill derived from this operation to be impaired and recorded an impairment loss of $511,054.

The purchase agreement for the acquisition of Decision provided that if, on December 14, 1995, the aggregate value of the 600,000 shares of the Company's common stock issued in consideration of the acquisition did not equal or exceed $600,000, then the Company would be obliged to issue to the selling principals of Decision, such additional shares of the Company's common stock as shall be equal to the difference between $600,000 and the market value of these shares on December 14, 1995. In December 1995, the Company issued an additional 194,483 shares of its common stock to the selling principals to satisfy this condition of the agreement. An additional 119,803 shares of the Company's common stock were issued in 1996 as a result of a discrepancy in the original calculation.

Pyros Computer Corporation

In June 1994, the Company acquired all of the outstanding capital stock of Pyros Computer Corporation ("Pyros"); a computer aided design systems integrator and hardware and software dealer, for 180,000 shares of common stock. The Company has utilized the purchase method of accounting for this transaction. The amount paid by the Company, including the transaction costs, exceeded the value of the assets and liabilities of Pyros by $524,568, which has been capitalized as goodwill and is being amortized over ten years on a straight line basis. The 1994 results of operations of Pyros have been included in the Company's financial statements for the 214-day period subsequent to the date of acquisition. Management has considered the goodwill derived from this operation to be impaired and has recorded an impairment loss of $393,426 at December 31, 1996.

The terms of the purchase agreement for the acquisition of Pyros provided that if, on June 1, 1996, the aggregate value of the 180,000 shares of the Company's common stock issued in consideration of the acquisition did not equal or exceed $360,000, then the Company was obliged to issue to the selling principals of Pyros, such additional shares of the Company's common stock as shall be equal to the difference between $360,000 and the market value of these shares on June 1, 1996. Under the terms of the purchase agreement, the Company loaned $100,000 to the former stockholders of Pyros. Payments totaling $46,950 and $53,050, respectively were made to the Company in the years ending December 31, l995 and 1994, and are included in note receivable from stockholder and other assets. The loan was to be repaid within 30 days following 2 years after the effective date of the acquisition transaction. The loan was collateralized by 50,000 shares of the Company's common stock. In August 1996, the Company issued 1,477,220 additional shares

                               ADVANCED MEDIA INC.
                          NOTES TO FINANCIAL STATEMENTS

5 - ACQUISITIONS (CONTINUED)

Pyros Computer Corporation (cont.)

equivalent to $260,000 of market value of the Company's common stock. Pyros returned the 50,000 shares of common stock to the treasury in August 1996. The Company recorded a $93,484 write-off of note receivable from stockholder related to the decline from the original market value of the underlying shares to $6,516.

Computer Niche, Inc.

In August 1994, the Company acquired substantially all of the assets and certain liabilities of Computer Niche, Inc. ("Computer Niche"), a computer-aided design systems integrator and software dealer located in Schenectady, New York, for 150,000 shares of the Company's common stock. The Company has utilized the purchase method of accounting for this transaction. The amount paid by the Company, including the transaction costs, exceeded the value of the assets and liabilities of Computer Niche by $115,259, which has been capitalized as goodwill and is being amortized over ten years on a straight line basis. The 1994 results of operations of Computer Niche have been included in the Company's financial statements for the 153-day period subsequent to the date of acquisition.

The assets acquired and liabilities assumed in the above acquisitions are as follows:

                                                                                    COMPUTER
                                 VISION          DECISION          PYROS              NICHE            TOTAL
                              -----------        ---------        ---------        ---------        -----------
Purchase price                $ 1,350,000        $ 600,000        $ 360,000        $ 150,000        $ 2,460,000
                              -----------        ---------        ---------        ---------        -----------

Current assets                     43,058          198,578           32,207           37,871            311,714
Current liabilities              (223,063)        (268,054)        (210,291)         (22,565)          (723,973)
Non-current assets                 38,430           39,031           13,516           19,435            110,412
Non-current liabilities           (15,562)         (10,291)         (25,853)
Net assets/
(liabilities) acquired            (40,736)        (164,568)          34,741         (327,700)          (157,137)

Goodwill                      $ 1,407,137        $ 640,736        $ 524,568        $ 115,259        $ 2,687,700
                              ===========        =========        =========        =========        ===========
Software                      $   100,000        $      --        $      --        $      --        $   100,000
                              ===========        =========        =========        =========        ===========



Transaction costs included in goodwill totaled $207,217 at December 31, 1994, and $104,270 at December 31, 1993. Of these amounts $36,811 and $41,975, for the same respective periods, were paid to legal counsel.

Intangible assets consist of the following:

                                           GOODWILL          SOFTWARE          TOTALS
                                         -----------        ---------        -----------
Balance from acquisitions                $ 2,687,700        $ 100,000        $ 2,787,700
Less  amortization                          (255,505)         (22,502)          (278,007)
                                         -----------        ---------        -----------
Balance at December 31, 1994               2,432,195           77,498          2,509,693
Less amortization                           (268,782)         (19,998)          (288,780)
Less impairment  loss                       (511,054)              --           (511,054)
                                         -----------        ---------        -----------
Balance at December 31, 1995               1,652,359           57,500          1,709,859
Less amortization                           (204,686)         (20,004)          (224,690)
Less impairment loss                        (393,426)              --           (393,426)
Less Autosoft settlement (Note 12)           (25,000)              --            (25,000)
                                         -----------        ---------        -----------
Balance at December 31, 1996             $ 1,029,247        $  37,496        $ 1,066,743
                                         ===========        =========        ===========

                               ADVANCED MEDIA INC.
                          NOTES TO FINANCIAL STATEMENTS

6 - AVAILABLE-FOR-SALE SECURITIES

In June 1994, the Company entered into an agreement with Hollywood Trenz, Inc., ("Trenz") pursuant to which the Company had agreed to sell to Trenz on a discounted basis, subject to a volume purchase agreement to be negotiated, certain customized computer software and hardware. In conjunction with the agreement, the Company exchanged 1,000,000 unregistered shares of its common stock for 1,500,000 unregistered shares of Trenz common stock (after giving effect to a one for ten reverse stock split effective October 1994). The Trenz shares were valued at $1,195,313, the fair market value of the shares on the date the agreement was signed. The Company had adjusted the carrying value of the Trenz shares to their fair market value as of December 31, l994, with a corresponding charge to a valuation allowance totaling $951,563.

The Company recorded an unrealized loss of $1,195,313 in the nine months ended September 30, 1995 related to its investment in Trenz. Management concluded that there had been a permanent decline in the fair value of the securities based on certain factors. Those factors included: (a) management's review of Trenz' business activities, including the inactivity of Trenz with respect to the sales agreement with the Company, (b) the substantial decline in the fair market value of Trenz' common stock since June 1994, and (c) difficulties the Company would anticipate in registering for resale its Trenz common stock, and (d) the likelihood that costs to the Company of registering for resale its Trenz common stock would exceed the fair market value thereof.

On November 29, 1995, the parties to the original agreement entered into a reciprocal stock exchange which in effect rescinded the original agreement. Pursuant to the reciprocal stock exchange agreement, the shares originally exchanged were returned, and all obligations under the original agreement were revoked. As a result of the reciprocal stock exchange, the Company recorded the receipt of its 1,000,000 shares at $718,750, the fair market value of those shares on the date they were returned to the Company, as a reduction of the realized loss on available-for-sale securities.

7 - DEBT AND EQUITY TRANSACTIONS

Long-term debt consisted of the following at December 31, 1995:

                                                                        1995
                                                                    -----------
Suan Investments note                                               $ 1,000,000
Discount on note                                                        (49,500)
                                                                    -----------
                                                                    $   950,500
                                                                    ===========

In March 1995, the Company entered into a loan agreement pursuant to which two individuals (the "Lenders") loaned the Company $500,000. The loan bore interest at a rate of ten percent per annum and was secured by certain of the Company's assets. This loan was repaid in July 1995 utilizing the proceeds from the promissory notes referred to below. Pursuant to the terms of the loan agreement, the Company issued 300,000 shares of its common stock and 300,000 options to purchase common stock to the Lenders. The options are exercisable for a five year period at an exercise price of $.41 per share. As a result of these issuance's, the Company recorded deferred financing costs of $270,750 which were amortized through July 1995.

In June and July 1995, the Company issued promissory notes to Suan Investments Corp. (Suan) for $1,000,000. The notes bore interest at twelve percent per annum and both principal and accrued interest were due the earlier of (a) June 30, 1996 or (b) upon the receipt by the Company of net proceeds in excess of $2 million from a financing transaction, to the extent of such excess. Subject to the provisions of the Note Purchase Agreement, the purchasers had the option at any time upon or after the earlier of (a) the maturity of the notes or (b) the Company's common stock becoming authorized for trading on NASDAQ, to convert the outstanding principal amount of the notes into shares of the Company's common stock at a conversion price per share equal to the lesser of (i) $.20 or (ii) an amount equal to the ten day average bid price for the Company's common stock, subject to certain antidilution provisions. The Company also granted to the purchaser a security interest in all of the Company's assets. The Company issued 500,000 shares of restricted common stock, valued at $100,000, as a commission for the aforementioned agreement. The Company had recorded the commission as a discount to the note. Amortization of the discount was $24,395 and $50,500 in 1996 and 1995, respectively.

In March 1996, the Company reached an agreement with Suan and an assignee thereof to convert their $1,000,000 principal amount of notes into 6,000,000 shares of common stock of the Company at a conversion price of $.1667 per share. The agreement provides the stockholders a guaranteed value of $.33 per share, twice the conversion price, on certain valuation dates, as defined. Pursuant to the provisions of the note conversion agreement, and based upon the difference between the guaranteed price of $.33 per share and the closing price of $.08 per share at December 31, 1996, the Company would be required to issue 19,062,500 additional shares of common stock. Fulfillment of the fair value guarantee, if by issuance of additional common stock, would result in substantial dilution of the Company's common stock if the price of the Company's common stock has not increased appreciably from the fair value of $.08 at December 31, 1996. The Company will be issuing warrants as an advance payment against this valuation guarantee. See Note 15. To secure the Company's value guaranty obligation, the Company has left in place the security agreements relating to the original Note Purchase Agreements, pursuant to which substantially all of the Company's assets serve as collateral for these obligations.

                               ADVANCED MEDIA INC.
                          NOTES TO FINANCIAL STATEMENTS

7 - DEBT AND EQUITY TRANSACTIONS (CONTINUED)

Originally, Suan had agreed to convert their note into 5,000,000 shares of the Company's common stock (at a conversion price of $.20 per share). As an inducement to convert at the March 31, 1996 date, the Company agreed to the new conversion price of $.1667 per share and to issue an additional 100,000 shares as a further inducement. In accordance with Financial Accounting Standards No. 84, the Company recorded the additional 1,100,000 shares issued at their fair market value at the date of conversion as debt conversion expense of $309,375. At December 31, 1996, there remains $96,899 of interest payable to Suan related to previously outstanding principal. The Company extended the payment due date of this interest payment to June 30, 1997. See Note 15. The amount is included in accrued expenses and other liabilities.

In June 1995, a trust controlled by the Chairman and Chief Executive Officer contributed 2,000,000 shares to the Company which were then sold to a private investment partnership for $200,000 (or $.10 per share). In April 1996, the aforementioned trust received 3,000,000 vested options with an exercise price of $.24375 in return for the shares contributed in June 1995.

During July 1995 and November 1995, the Company issued 7,250,000 shares of restricted common stock in a private placement transaction (the private placement) in exchange for $1,450,000 or $.20 per share. Actual proceeds from the issuance of these shares totaled $1,220,000 net of a finder's commission of $230,000. The private placement provided that in the event the value of shares issued to investors is not equal to at least 200% of the purchase price ten days prior to the registration of the common stock under the Securities Act of 1933, the Company will issue additional shares of common stock to these stockholders so that the aggregate value of such stockholder's common stock shall equal 200% of the purchase price paid. Pursuant to the provisions of the private placement agreement, and based upon the difference between the private placement price of $.20 per share and closing price per share of $.08 per share at December 31, 1996, the Company would be required to issue an additional 29,000,000 additional shares of common stock. Fulfillment of the fair value guarantee, if by issuance of additional common stock, would result in substantial dilution of the Company's common stock if the price of the Company's common stock has not increased appreciably from the fair value of $.08 at December 31, 1996. The Company has agreed to register the purchased shares of common stock within ninety (90) days after the common stock is authorized for trading on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market. The private placement provided that if, on January 1, 1996, a registration statement covering the purchased shares of common stock was not effective, which it was not, the Company would be required to make distributions to these stockholders of $36,250 (2.5% of the private placement proceeds) or 181,250 shares per month, until such registration statement is declared effective. The Company has set aside 2,175,000 shares of common stock to satisfy this agreement through December 31, 1996. These stockholders also have piggyback registration rights and one demand registration right.

In satisfaction of the $230,000 commission discussed above, the Company agreed to issue 650,000 shares of the Company's common stock at the then current fair market value of $.20 per share, and to pay $100,000 in cash. Through December 31, 1995, the Company issued 150,000 shares to the finder, with the remaining 500,000 shares issued in 1996. The Company had recorded a liability of $100,000 to the finder at December 31, 1995. In August 1996, the Company issued 1,000,000 shares of common stock and 250,000 warrants in satisfaction of the $100,000 liability. The warrants are exercisable through December 31, 1997 at $.10 per share of common stock. The transaction resulted in a $36,826 loss on conversion below applicable market prices.

In August 1996, the Company received $600,000 for 600,000 shares of its Series A Convertible Preferred Stock. (Class A Preferred) The Class A Preferred are convertible to common stock of the Company after a designated holding period beginning 60 days and ending 150 days after issuance. The Class A Preferred convert at 55% of the lesser of the average closing bid price of the common stock on the five trading days immediately prior to (a) the date of issuance of the Class A Preferred to be converted or, (b) the conversion date. In connection with the aforementioned funding, the broker for this transaction is entitled a commission in the form of warrants for the purchase of common stock equivalent to 100% of the common stock issuable upon conversion of $150,000 liquidation preference of the Class A Preferred. These warrants, totaling 2,346,675 shares, are exercisable through December 31, 1997 and will convert at the same price as that of the converted Class A Preferred.

In August 1996, the Company granted 100,000 options at $.13 to its corporate counsel for legal services pursuant to its 1995 Long Term Incentive Plan. The options expire in December 1998.

In 1996, the Company issued 1,868,571 shares of common stock in various private placements for proceeds of $218,544.

8 - STOCK - BASED COMPENSATION PLANS

At December 31, 1996, the Company had a fixed stock-based compensation plan, and in March 1997 adopted a new a fixed stock-based compensation plan, both of which are described below. The Company has also issued options pursuant to informal plan parameters, i.e., without a written plan document. Under both of the plans, the exercise price of each option equals the market price of the Company's common stock on the date of grant, and an option's maximum term is ten years. The Company applies APB

                               ADVANCED MEDIA INC.
                          NOTES TO FINANCIAL STATEMENTS

8 - STOCK - BASED COMPENSATION PLANS (CONTINUED)

Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Stock-based compensation cost, if recorded under SFAS 123, would have increased the Company's net loss by $568,056 or $.01 per share, in 1996 and $67,015, or $.00 per share, in 1995.

The proforma effect on the Company's net loss reflects compensation costs for options granted in 1996 and 1995. Additional compensation expense would be recognized in subsequent periods as options vest in accordance with the terms of their grant. Under SFAS 123, compensation cost for options granted prior to January 1, 1995 is not considered.

Fixed Stock Option Plans

The Company has two fixed stock option plans. In August 1995, the Company adopted the 1995 Long Term Incentive Plan (the Incentive Plan), under which 10,000,000 shares of common stock were reserved for issuance. The Compensation Committee of the Board of Directors may issue options, restricted stock, stock appreciation rights, or such other awards as defined in the Incentive Plan to officers, directors, employees, consultants, and independent contractors of the Company. Incentive stock options granted under the Incentive Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the Incentive Plan to a stockholder owning more than ten percent of the outstanding common stock may not exceed five years and the exercise price may not be less than 110% of the fair market value of the common stock on the date of grant. As of December 31, 1996, 100,000 options and 250,000 shares were granted pursuant to this plan. In March 1997, the Company adopted the 1997 Stock Option Plan (the "Option Plan") under which 15,000,000 shares of common stock were reserved for issuance. The Compensation Committee of the Board of Directors may issue incentive and non-incentive stock options to officers, directors and employees of the Company or a subsidiary or affiliate. Incentive stock options granted under the Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Company's common stock on the date of grant, except that the term of an incentive stock option granted under the Option Plan to a stockholder owning more than ten percent of the outstanding common stock may not exceed five years and the exercise price may not be less than 100% of the fair market value of the common stock on the date of the grant.

On March 26, 1997, all of the Company's outstanding options above $.08, were cancelled and reissued at the closing price of March 25, 1997, or $.08 per share. Certain employee stock options to acquire 370,000 shares at an exercise price in excess of $.40 per share on April 11, 1996 were cancelled and reissued with a new exercise price of $.24.

The fair values of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995: dividend yield of 0 percent; expected volatility of 80% percent; risk-free interest rate of 6.5 percent; and expected life of three years.

A summary of the status of the Company's fixed stock option plan as of December 31, 1996, 1995, and 1994 and changes during the years ended on those dates is presented below:

                               1996                    1995                      1994
                             --------------------    -------------------       ----------------------
                                        Range of                Range of                  Range of
                                        Option                  Option                    Option
(in thousands, except        No. of     Prices       No. of     Prices         No. of     Prices
per share amounts)           Options    Per share    Options    Per share      Options    Per share
                             -------    ---------    -------    ---------      -------    ---------
Outstanding at beginning
    of year                    12,463   $.24 -         9,475    $.28                --      $ --
                                        $1.00
Granted                        12,585   $.13 - .$24    3,028    $.24 - $1.00     9,475      $.28
Exercised                          --   $ --              --    $ --                --      $ --
Forfeited                     (3,223)   $.26 -          (40)    $1.00 - $1.31       --      $ --
                               ------                 ------                     -----
                                        $1.30
Outstanding at end of year     21,825   $.24 -        12,463    $.24 - $1.00     9,475      $.28
                               ======                 ======                     =====
                                        $1.00

Options exercisable            17,295                  5,553                     2,513
                               ======                 ======                     =====

                               ADVANCED MEDIA INC.
                          NOTES TO FINANCIAL STATEMENTS

8 - STOCK-BASED COMPENSATION PLANS (CONTINUED)

The following table summarizes information about fixed stock option outstanding at December 31, 1996:

                                     Options Outstanding                      Options Exercisable
                                     -------------------                      -------------------
                      Number            Weighted-Avg                                 Number
    Range of       Outstanding            Remaining           Weighted-Avg         Exercisable       Weighted-Avg
Exercise Prices    At 12/31/96    Contractual Life (years)    Exercise Price       At 12/31/96       Exercise Price
---------------    -----------    ------------------------    --------------       -----------       --------------
$.04                  4,927,536              10.0                  $.04             4,927,536               $.04
$.08 - $.13           1,270,000               4.8                  $.12                250,000              $.13
$.15 - $.31          15,122,000               6.0                  $.26             11,945,000              $.27
$.73 - $1.00            505,000               5.1                  $.74                171,666              $.74

9 - LOAN PAYABLE - STOCKHOLDER

Loan payable - stockholder represents advances received from an officer and major stockholder of the Company. The loan principal is repayable in May 1998. Interest on the loan accrues at the prime rate and is payable after one year and correspondent with the Company's cash availability. Interest expense for the years ended December 31, 196, 195, and 1994 was $90,817, $91,108, and $51,440,
respectively. As of December 31, 1996 and 1995, $181,925 and $91,108, respectively, remained payable to the officer and is included in payables to related parties, long term, in the accompanying balance sheet. Prior to 1995, interest accrued was contributed to the Company by this officer.

During 1996 the Company paid $31,545 in premiums for a flexible variable life insurance policy on the aforementioned officer, which cash surrender value of $18,516 at December 31, 1996 is included in other assets. The policy provides for a guaranteed death benefit of $1,500,000 which will be offset against the above loan and other amounts due the officer with any excess proceeds being remitted to the Company.

10 - RELATED PARTY TRANSACTIONS

Deferred revenues at December 31, 1996 include $65,000 received in advance for a project from a corporation which is a stockholder of the Company. Revenues and receivables for the year ended December 31, 1994, include $376,070 and $191,517, respectively, for software sales to the same corporation. Sales to this corporation accounted for approximately 10% of the Company's revenues for the year ended December 31, 1994.

The Company recorded the following expenditures and payables with stockholders for the years ended December 31, 1996, 1995, and 1994:

                                          1996             1995            1994
                                     ---------        ---------        --------
General and administrative:
Consulting services                  $  79,383        $  67,575        $ 28,402
                                     =========        =========        ========
Legal services                       $  17,705        $  12,670        $ 73,735
                                     =========        =========        ========
Rent expense                         $  14,725        $  12,800        $ 38,400
                                     =========        =========        ========
Salary expense                       $ 150,000        $  62,500        $     --
                                     =========        =========        ========


Payable to related parties:
Officer's interest                   $ 181,925        $  91,108         $    --
 Officer's salary                           --           62,500              --
Officer's expenses                       4,854           27,256              --
Consulting                              20,472            7,562              --
Legal                                    8,846            3,472          40,040
Rent                                        --               --          19,200
Other                                    3,091            3,091              --              --
                                     ---------        ---------         -------
                                       219,188          194,989          59,240
Less current portion                   (37,263)         (41,381)        (59,240)
                                     ---------        ---------         -------
Long term portion                    $ 181,925        $ 153,608         $    --
                                     =========        =========         =======

The Company sublet approximately 1,500 square feet of space pursuant to a month-to-month sublease with one of its stockholders at an annual rate of $38,400 during 1994 and through April 1995.

                               ADVANCED MEDIA INC.
                          NOTES TO FINANCIAL STATEMENTS


11 - INCOME TAXES

At December 31, 1996, the Company has net operating loss carryforwards for tax purposes of approximately $6,500,000 which expire through 2011.

Deferred tax assets are comprised of the following at December 31:

                                                  1996                  1995
                                              -----------           -----------
Gross deferred tax assets                     $ 2,315,939           $ 1,576,855
Valuation allowance                            (2,315,939)           (1,576,855)
                                              -----------           -----------
Net deferred tax asset                        $        --           $        --
                                              ===========           ===========


The gross deferred tax assets arise primarily from net operating loss carryforwards and differences in the valuation of receivables, accruals and deferred compensation. The Company has provided a full valuation allowance against the gross deferred tax asset because, in management's judgement, more likely than not that such benefits will be realized.

The Company had several changes in ownership since commencing operations in 1993, which has resulted in a restriction on the prospective annual utilization of the loss carryforwards. Future changes in ownership may also result in further limitations on the annual utilization of the loss carry forwards.

12 - SIGNIFICANT CUSTOMERS

One customer accounted for approximately 24% and 14% of the Company's revenues during the years ended December 31, 1996 and 1995. They were different customers in each of the respective years.

13 - STATEMENTS OF CASH FLOWS

Noncash activities for the year ended December 31, 1996, 1995, and 1994 are summarized as follows:

                                                                              1996           1995             1994
                                                                          ----------       --------       ----------
Exchange of common stock for note receivable                              $    6,516       $     --       $       --
                                                                          ==========       ========       ==========
Transfer of inventory to fixed assets                                     $   54,726       $ 89,122       $       --
                                                                          ==========       ========       ==========
Financing of prepaid insurance                                            $   26,070       $     --       $       --
                                                                          ==========       ========       ==========
Fixed assets purchased pursuant to capital lease obligations              $   34,655       $     --       $       --
                                                                          ==========       ========       ==========
Exchange of common stock for due to broker liability                      $  100,000       $     --       $       --
                                                                          ==========       ========       ==========
Issuance of stock for notes payable and options                           $       --       $370,750       $       --
                                                                          ==========       ========       ==========
Issuance of stock for related party notes                                 $       --       $     --       $   12,625
                                                                          ==========       ========       ==========
Exchange of common stock for long-term debt                               $1,000,000       $     --       $       --
                                                                          ==========       ========       ==========
Partial termination of deferred compensation                              $    1,216       $  9,735       $       --
                                                                          ==========       ========       ==========
Net assets acquired for stock issuance                                    $       --       $     --       $  510,000
                                                                          ==========       ========       ==========
Issuance of 1,000,000 shares for 1,500,000 of Hollywood Trenz, Inc.       $       --       $     --       $1,195,313
                                                                          ==========       ========       ==========

14 - COMMITMENTS & CONTINGENCIES

Employment Agreement

On August 1, 1995, the Company entered into a five-year employment agreement with its Chairman and Chief Executive Officer providing for $150,000 annual compensation. The compensation is payable in options, exercisable at a price per share equal to 50% of the market value thereof, rather than cash until the Company has reported net income for any calendar quarter. The agreement provides for an incentive bonus equal to ten percent of the Company's pre tax earnings. In the event of a change of control of the Company (as defined), the employee has the right to terminate such employment agreement and receive an amount equal to the total of three times the total compensation paid to him for the preceding fiscal year. For the year ended December 31, 1996 and 1995, $150,000 and $62,500, respectively, in the form of options to purchase 4,927,536 shares of common stock at an exercise price of $.043125 per share, was paid to the Chief Executive Officer on December 31, 1996.

                               ADVANCED MEDIA INC.
                          NOTES TO FINANCIAL STATEMENTS


14 - COMMITMENTS & CONTINGENCIES (CONTINUED)

Employment Agreement (cont.)

Effective January 1, 1997, the Company amended the terms of the employment agreement with its Chairman and Chief Executive Officer to provide that (i) the salary payable by the Company will increase to $180,000 per annum, plus cost of living increases, payable in cash or the Company's preferred stock, as determined by the Chairman and Chief Executive Officer, (ii) all of the existing options owned by the Chairman and Chief Executive Officer as of December 17, 1996, will vest immediately; and (iii) all of the existing options owned by the Chairman and Chief Executive Officer would be converted from Incentive Stock Options to non-qualified stock options and, in connection therewith, (x) the term of the options will be extended from 5 to 10 years and (y) the options will continue notwithstanding any termination of employment of the Chairman and Chief Executive Officer.

Legal Proceedings

On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision, and his wife, also a former employee of Decision, initiated a lawsuit seeking damages of approximately $1,000,000 from the Company, and certain present and former officers. The lawsuit was based on claims arising out of the employees' termination, and also arising out of the sale of the assets of Decision to the Company. The most significant aspect of the lawsuit, pertaining to the acquisition of the assets of Decision by the Company, was dismissed by the court in which the action had been filed, the Superior Court of the State of California, County of San Diego, in a series of rulings between December 1996 and February 1997, when the court dismissed numerous causes of action and the action against all individual defendants and eliminated any possible punitive damages award. The court also dismissed the wrongful termination claims of both former employees. On March 25, 1997, the Plaintiff filed an appeal regarding the above claims. The remaining claims, including the wrongful termination claims of both plaintiffs, relatively insignificant in scope in comparison with the claims pertaining to the acquisition of assets, have been settled pending finalization of language and payment by the Company of the total sum of $42,500. This pending partial settlement would preclude a trial and conclude this matter as to these remaining issues and would also conclude the cross-action that the Company had previously filed against the former employee who was the principal stockholder of Decision seeking approximately $53,000 in damages for alleged breaches arising from the same acquisition. The settlement arrangement allows that plaintiff to appeal the dismissal of the primary claims pertaining to the acquisition to the California court of appeal. As to the claims that plaintiff is now pursuing in the California court of appeal, the Company plans to vigorously contest those claims. The Company has not set aside any reserves for these remaining claims as management of the Company believes that it is not probable that the Company will suffer any material loss as a result of those appeals.

15 - SUBSEQUENT EVENTS

In January 1997, the remaining 120,000 shares of Class A Preferred were converted to 3,171,259 shares of common stock, an average conversion price of $.038 per share.

The Company issued a total of 6,000,000 shares of common stock in exchange for an aggregate $280,000 in the first quarter of 1997. As a condition of two of these placements, the Company has agreed to register 2,000,000 shares by April 30, 1997. Failure to register the underlying shares will result in the Company paying a penalty of 50,000 shares to each of the parties, i.e., 100,000 total, for each thirty-day period thereafter for which a registration statement is not filed. Such penalty shares shall be registered as contingency shares in the registration statement. Furthermore, as consideration for not disposing of the 2,000,000 shares between April 30, 1997 and June 30, 1997, the agreement provides for additional contingency shares to be registered if the Company has not met a value guaranty provision ensuring that the 2,000,000 shares will be equivalent in value to $175,000 on June 30, 1997.

See Note 8 regarding repricing of Company's outstanding stock options.

In March 1997, the Board of Directors of the Company resolved to issue warrants to purchase an aggregate 5,000,000 shares of common stock to Suan Investments and its assignee, to be divided equally. The warrants become exercisable on September 30, 1997 at an exercise price of $.065, and expire on December 31, 1998. In consideration of the issuance of warrants to purchase 2,500,000 shares of common stock the aforementioned parties have agreed to extend to June 30, 1997 the interest payment due originally at the time of the conversion of the Suan Investment note to equity. Further, upon payment of the interest the security interest in substantially all of the assets of the Company which collateralizes the Company's obligations will be terminated. The value of the warrants to purchase the balance of 2,500,000 shares of common stock will be applied against the Company's obligation to provide a valuation guarantee for the 6,000,000 shares discussed in Note 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants concerning accounting and financial disclosures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Directors and Executive Officers of Registrant are as follows:

       NAME                        AGE      POSITIONS WITH REGISTRANT
       ----                        ---      -------------------------
Hans J. Kaemmlein                   52      Chairman of the Board, President, and Chief Executive Officer
Alan W. Schoenbart                  38      Chief Financial Officer
Mark G. Monaghan                    46      Vice President and General Manager
Malcolm Jennings                    50      Director
Walter R.F. Bodack                  67      Director


The following is a brief account of the business experience for the past five years of the Company's directors and executive officers, which is based on information provided to the Company by such persons:

HANS J. KAEMMLEIN has been Chairman of the Board of Directors, Chief Executive Officer and a director since July 1993. He became president in August 1995. In the past, Mr. Kaemmlein was General Manager of Mercedes Benz of North America and was responsible for strategic marketing and product planning. In a prior position with Mercedes he had supervisory authority over 95 dealerships in a 14-state area. Mr. Kaemmlein has also been engaged as an independent management consultant and venture capitalist and has been a consultant to Computer Concepts Corp., whose shares are traded on NASDAQ. He is also currently a member of the Board of Directors of Software Marketing Corp., and Media Ventures, Inc., two closely held corporations. Mr. Kaemmlein completed his business management education in Europe.

ALAN W. SCHOENBART, CPA joined the Company as Controller in August 1995. In April 1996, he became Chief Financial Officer. Mr. Schoenbart has sixteen years of financial experience since graduating from Fairleigh Dickinson University with a Bachelor of Science in Accounting. His most recent experience was as Controller for GoodTimes Entertainment Companies, a major producer and distributor of interactive software and home videos to mass merchant retail chains. Prior to GoodTimes, Mr. Schoenbart worked in public accounting, primarily with KPMG Peat Marwick as an audit manager.

MARK G. MONAGHAN has been Vice President of Operations or Vice President of Sales of the Company since June 1994. Prior to his joining Registrant, Mr. Monaghan served as Director of Operations of Toshiba Information Systems Group, Canada where he was responsible for order processing, purchasing, inventory control, accounts receivable, as well as, business planning and policies. Prior to March 1990, Mr. Monaghan was Executive Vice President and General Manager of Computer Logics, Ltd. and he was National Manager of New Business Ventures at Sperry Corporation, Canada, from 1985 to 1986. Mr. Monaghan holds a diploma in Information Processing from Algonquin College, Ontario, Canada.

MALCOLM JENNINGS has been a director since September 1993. Mr. Jennings has been an executive in the hotel industry for approximately nineteen years. He is presently the General Manager of the Lexington, Kentucky, Hyatt Resort. Prior to that appointment, from approximately 1991 to 1993, he was General Manager of the Hyatt Regency in Greenwich, Connecticut, and prior to that appointment, he was General Manager of the Hyatt Regency and Resort in the Grand Cayman Islands. From 1987 to 1991, Mr. Jennings was a General Manager with the Hyatt organization at the O'Hare Airport facility and with the Marriott organization at the Chicago Marriott facility.

WALTER R. F. BODACK has been a director since October 1995. Mr. Bodack is the former president of Mercedes Benz of North America. He joined Mercedes Benz in 1953. From 1956 until his retirement in 1988, he worked principally in development of Mercedes Benz products. His international business experience included four years in India where he supervised construction of a Mercedes Benz truck manufacturing plant. In 1981, he became President of Mercedes Benz of North America. Mr. Bodack has also served as a member of the Board of Directors of Mercedes Benz of North America, Mercedes Benz Canada, The Euclid Corporation, Freightliner Corporation, and A. Kercher Inc. Mr. Bodack completed his business education in Europe.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. (CONTINUED)

Registrant's officers serve at the discretion of the Board of Directors. The Company's board of directors is classified into three classes, the members of each class being elected by the Company's stockholders at successive annual meetings of stockholders. Walter R.F. Bodack serves in Class I, to hold office until the annual meeting of stockholders in 1996 or until his successor is chosen and qualified. Malcolm Jennings serves in Class II, to hold office until the annual meeting of stockholders in 1997 or until his successor is chosen and qualified, and Hans J. Kaemmlein serves in Class III, to hold office until the annual meeting of stockholders in 1998 or until his successor is chosen and qualified.

During 1996, five meetings of the Board of Directors were held and each director attended or participated in all of the meetings of the Board of Directors.

For the year ended December 31, 1996, Malcolm Jennings and Walter R.F. Bodack, each of whom is not an officer or employee of the Company, served as the members of the Audit Committee and Compensation Committee of the Board of Directors. The Company has no standing Nominating Committee.

During 1996, two meetings of the Compensation Committee were held and each member attended or participated in both meetings. No meetings of the Audit Committee were held in 1996.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Registrant for the years ended December 31, 1996, 1995, and 1994, of those persons who were at December 31, 1996 (i) the Chief Executive Officer, (ii) each of Registrant's other executive officers other than the Chief Executive Officer who received in excess of $100,000 in salary and bonus for the year ended December 31, 1996(the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                      LONG-TERM COMPENSATION
                                                                      ----------------------
                                      ANNUAL COMPENSATION                     AWARDS
                                      -------------------                     ------
                                                         OTHER
                                                         ANNUAL        REST-      SECURITIES
NAME AND                                                 COMPEN-       RICTED     UNDERLYING       ALL OTHER
PRINCIPAL POSITION      YEAR     SALARY      BONUS       SATION (1)    STOCK      OPTIONS/SARS     COMPENSATION
------------------      ----     ------      -----      -----------    -----      ------------     ------------

Hans J. Kaemmlein,       1996      (2)        --            --         --         5,077,536 (3)      $31,545 (4)
Chairman/CEO             1995      (2)        --            --         --             --               --
                         1994                 --            --         --         8,000,000 (3)        --
                                                                       --             --
Mark G. Monaghan,        1996    $ 120,000    --            --         --             --               --
VP Operations            1995    $ 124,615    --            --         --             --               --
                         1994    $  87,742    --            --      $100,000 (5)  1,000,000 (3)        --

Michael A. Stone         1996    $ 106,300    --            --         --           150,000 (6)      $ 9,000 (6)
Former COO               1995    $  69,000    --            --         --         2,062,500 (6)        --

(1) Except where otherwise indicated, no other annual compensation is shown because the amounts of perquisites and other non-cash benefits provided by Registrant do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.

(2) Mr. Kaemmlein received no cash compensation in 1996 and 1995. Pursuant to his employment agreement he received 4,927,536 vested options with an exercise price of $.043125, on December 31, 1996. Mr. Kaemmlein received 150,000 options with an exercise price of $.244375 on April 11, 1996 which, pursuant to an amendment in his employment agreement, were vested as of December 31, 1996 and which were repriced to $.08 in March 26, 1997.

(3) Effective March 26, 1997, the exercise price of these options was reduced to $.08 per share based on the market price of the common stock as of the close of business on March 25, 1997.

(4) Represents premiums paid in 1996 toward flexible variable life insurance policy with a $1,500,000 death benefit on the life of Hans J. Kaemmlein. The proceeds would be used to offset any amounts due his estate from the Company at the time of death, with the corporation benefiting from any excess coverage.

(5) Includes 100,000 shares of restricted common stock granted to Mark G. Monaghan in June 1994, which shares vest in equal annual installments over a four-year period. Dividends are payable on the vested portion of these restricted shares.

(6) Included options to purchase 2,062,500 shares of Common Stock of the Company, of which 62,500 were exercisable within 60 days, at a price of $.21875 per share. The balance of options were to vest in equal installments annually over the four-year period commencing October 1, 1996. An additional 150,000 options were granted, over a two-year period commencing April 11, 1996. Mr. Stone resigned in September 1996 and all options have expired. He received three weeks severance upon his resignation.

The following table sets forth information concerning each exercise of stock options and freestanding SARs during the year ended December 31, 1996 by each of the Named Officers and the value at December 31, 1996 of unexercised options and SARs.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                 INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------------------
                      NUMBER OF
                      SECURITIES          % OF TOTAL
                      UNDERLYING          OPTIONS/SARS
                      OPTIONS/            GRANTED TO                                          MARKET
                      SARS                EMPLOYEES IN      EXERCISE OR BASE    EXPIRATION    PRICE ON
NAME                  GRANTED (#)         FISCAL YEAR       PRICE ($/SH)        DATE          DATE OF GRANT
-----------------------------------------------------------------------------------------------------------
Hans J. Kaemmlein      4,927,536               41.6%        $.043125           12/31/06       $ .08625
                         150,000                1.3%        $.244375 (1)        4/11/06       $.244375

Mark G. Monaghan              --                 --               --                 --             --

Michael A. Stone              --                 --               --                 --             --

(1) On March 26, 1997, the Company reduced the exercise price of these options to $.08.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                          VALUE OF
                                                          NUMBER OF                      UNEXERCISED
                                                          OPTIONS/                       IN-THE-MONEY
                                                          SARS AT                        OPTIONS/SARS
                      SHARES ACQUIRED     VALUE           FY-END (#)                     AT FY-END ($)
                                                    --------------------------     -------------------
NAME                  ON EXERCISE (#)     REALIZED  EXERCISABLE  UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------
Hans J. Kaemmlein             --              --      8,150,000           --        $       --        $  --
                                                      4,927,536           --        $  212,500        $  --


Mark G. Monaghan              --              --        250,000           --        $       --        $  --
                              --              --        750,000           --        $       --        $  --

Michael A. Stone              --              --             --           --        $       --        $  --

EMPLOYMENT AND CONSULTING AGREEMENTS

In May 1994, the Company entered into a two-year employment agreement with Mark Monaghan as Vice President. The agreement provides for an annual salary of $120,000, a non-interest bearing loan of $15,000, a bonus based upon profitability, participation in Registrant's stock option program and pension plan for which he may qualify, and payment by the Company of certain moving and other expenses. The agreement also provided for the issuance and delivery of 100,000 restricted shares of common stock of the Company and options to purchase 1,000,000 shares of common stock, which shares and options shall vest in equal amounts of 25,000 shares and 250,000 options annually over a four-year period commencing June 1994.

In August 1995, the Company entered into a 5-year agreement with Hans J. Kaemmlein, the Company's Chairman of the Board and Chief Executive Officer, pursuant to which Mr. Kaemmlein received a base salary of $150,000 per year (which was payable in options exercisable at a price per share equal to 50% of the market value thereof rather than cash until the Company has reported net income for any fiscal quarter) and an incentive bonus equal to ten percent (10%) of the Company's pre-tax earnings. Under this agreement, in the event of a change in control (as defined) of the Company, Mr. Kaemmlein would have the right to terminate his employment and receive an amount equal to the total of three times the total compensation paid to him for the immediately preceding fiscal year. At December 31, 1996, 4,927,536 options were issued to Mr. Kaemmlein equivalent to the $212,500 salary accrued under the agreement; $150,000 for 1996 and $62,500 for 1995.

Effective January 1, 1997, the Company amended the terms of the employment agreement with its Chairman and Chief Executive Officer to provide that (i) the salary payable by the Company will increase to $180,000 per annum, plus cost of living increases, payable in cash or the Company's preferred stock, as determined by the Chairman and Chief Executive Officer, (ii) all of the existing options owned by the Chairman and Chief Executive Officer as of December 17, 1996, will vest immediately; and (iii) all of the existing options owned by the Chairman and Chief Executive Officer would be converted from Incentive Stock Options to non-qualified stock options and, in connection therewith, (x) the term of the options will be extended from 5 to 10 years and (y) the options will continue notwithstanding any termination of employment of the Chairman and Chief Executive Officer.

1995 LONG TERM INCENTIVE PLAN

In August 1995, in order to attract and retain persons necessary for the success of the Company, the Board of Directors adopted, subject to stockholder approval, the 1995 Long Term Incentive Plan, as amended (the "Incentive Plan"), covering up to 10,000,000 shares of the Company's common stock, pursuant to which officers, directors, employees, consultants, and independent contractors of the Company are eligible to receive incentive and /or non-incentive stock options, restricted stock, stock appreciation rights, or such other awards as may be approved by the Board of Directors or a committee thereof. The Incentive Plan, which expires in August 2005, currently is administered by the Compensation Committee of the Board of Directors. The selection of participants, allotment of shares, determination of price and other conditions relating to options will be determined by the Compensation Committee in its sole discretion. Incentive stock options granted under the Incentive Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of grant, except that the term of an incentive stock option granted under the Incentive Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of grant.

1997 STOCK OPTION PLAN

In March 1997, the Company adopted the 1997 Stock Option Plan (the "Option Plan") under which 15,000,000 shares of common stock were reserved for issuance. The Compensation Committee of the Board of Directors may issue incentive and non-incentive stock options to officers, directors and employees of the Company or a subsidiary or affiliate. Incentive stock options granted under the Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Company's common stock on the date of grant, except that the term of an incentive stock option granted under the Option Plan to a stockholder owning more than ten percent of the outstanding common stock may not exceed five years and the exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

There were no awards made under the Registrant's Incentive Plan to the Chief Executive Officer or the Named Officers during the last fiscal year.

COMPENSATION OF DIRECTORS

Directors do not receive fixed compensation for their services as directors; however, the Board of Directors may authorize the payment of a fixed sum to directors for their attendance at regular and special meetings of the Board of Directors as is customary for similar companies. During the years ended December 31, 1996 and 1995, there were no payments to directors for their attendance at regular or special meetings. Directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to Registrant. There are no family relationships among any of the directors or executive officers of Registrant.

401(k) SAVINGS PLAN

The Company sponsors a retirement plan intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). All employees over age 21 who have been employed for at least three months are eligible to participate in the plan. Employees may contribute to the plan on a deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code. Company contributions are discretionary. For the plan year ended December 31, 1996 the Company elected not to make matching contributions. As of December 31, 1996 approximately nine employees had elected to participate in the plan.

STOCK OPTIONS

Registrant has issued options to purchase an aggregate of 21,814,536 shares of common stock to certain of its employees, officers, and directors at exercise price of $.08 (repriced effective March 26,1997).

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely upon the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during the fiscal 1996, except that Hans J. Kaemmlein filed late one report relating to one purchase of the Company's Common Stock and one report relating to one sale of the Company's Common Stock and Media Ventures Inc. failed to timely report one sale of the Company's Common Stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 1997, certain information concerning the ownership of each class of Registrant's securities by: (i) each beneficial owner of 5% or more of the Registrant's securities, based on reports filed with the Securities and Exchange Commission; and (ii) each director and officer named in the Summary Compensation Table; and (iii.) all executive officers and directors of the Company as a group:


                                          Common Stock             Percent of
Name and Address                       Beneficially Owned             Class
----------------                       -------------------            -----
Wanas Investments (1)                          6,278,583                7.3
Hans J. Kaemmlein (2)                         25,262,821(3)            24.8
Mark G. Monaghan  (2)                            825,000(4)             1.0
Malcolm Jennings  (2)                            533,333(5)              *
Walter R.F. Bodack(2)                            383,333(6)              *
All Officers and
Directors as a group (5 persons)              27,541,875               26.5

-------------
* Less than 1%

(1) The address is c/o Mr. Vernet, Esq., FidAudit, 20 Rue Conseille General, Ch 1205 Geneva, Switzerland.

(2) The address for each of these persons is 80 Orville Drive, Bohemia, New York, 11716.

(3) Consists of (a) 2,085,500 shares registered in Mr. Kaemmlein's name, (b) options to purchase (i) 8,000,000 shares at $.08, and (ii) options to purchase 150,000 shares at $.08 per share, and (iii) options to purchase 4,927,536 shares exercisable at .043125, in each case exercisable within 60 days from the date hereof; and (c) Indirect beneficial ownership of 10,099,785 shares through (i) Technology Ventures Trust, of which Mr. Kaemmlein is Trustee, which trusts owns 5,609,300 shares and 3,000,000 options exercisable at $.244375 (such options which were granted as compensation for stock contributions in 1995) (ii) Hans J. Kaemmlein Irrevocable Trust, Joseph Aboyoun Esq., Trustee, which trust owns 605,700 shares, and (iii) Media Ventures, Inc., a private corporation owned and controlled by Mr. Kaemmlein, which owns 884,785 shares. Mr. Kaemmlein disclaims beneficial ownership of the 605,700 shares owned by the Hans J. Kaemmlein Irrevocable Trust. On March 26, 1997, the foregoing options, with the exception of the trusts, which had an exercise price of in excess of $.08 per share were repriced to reduce the exercise price to $.08 per share, the market price at the close of business on March 25, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

(4) Includes 100,000 restricted shares of common stock, of which 75,000 shares have vested or will vest within 60 days. All restricted shares have been issued and can be voted by the named beneficial owner thereof, but unvested shares are subject to forfeiture upon termination of employment during the 4-year period following commencement of employment. He also owns options to purchase 1,000,000 shares of common stock which vest in equal amounts of 250,000 annually over the four year period commencing June 1, 1994, options to purchase 750,000 of which shares are exercisable within 60 days.

(5) Includes (a) 250,000 shares of common stock which have vested or will vest within 60 days, (b) options to purchase 100,000 shares of Common Stock granted October 5, 1995, 33,333 of which options are exercisable within 60 days, at a price of $.08 per share, which vest annually over a three year period commencing on the grant date, and (c) options to purchase 400,000 shares of common stock granted April 11, 1996, at $.08, 200,000 of which are exercisable within 60 days, at a price of $.08 per share, which vest annually over two years, commencing on the grant date, and (d) 200,000 shares of common stock at $.08 vesting quarterly over 2 years commencing January 1, 1997 of which 50,000 will have vested within 60 days. On March 26, 1997, the foregoing options which had an exercise price of in excess of $.08 per share were repriced to reduce the exercise price to $.08 per share, the market price at the close of business on March 25, 1997.

(6) Includes (a) options to purchase 400,000 shares of common stock granted October 5, 1995, 133,333 of which are exercisable within 60 days, at a price of $.08 per share, which vest annually over a three year period commencing on the grant date, and (b) options to purchase 400,000 shares at $.08, 200,000 of which are exercisable within 60 days, at a price of $.08 per share, which vest annually over two years, commencing on the grant date, and (c) 200,000 shares of common stock at $.08 vesting quarterly over 2 years commencing January 1, 1997 of which 50,000 will have vested within 60 days. On March 26, 1997, the foregoing options which had an exercise price of in excess of $.08 per share were repriced to reduce the exercise price to $.08 per share, the market price at the close of business on March 25, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All of the following transactions were made on terms as favorable to Registrant as those obtainable from unaffiliated third parties.

Between August 1993 and December 1996, Hans J. Kaemmlein, the Company's Chairman of the Board and Chief Executive Officer, loaned an aggregate of approximately $1,160,000 to the Company, of which approximately $160,000 has been repaid. These loans bear interest at a rate of equal to the prime rate at the beginning of the fiscal quarter in which the applicable loan is made, and mature in May 1998. Mr. Kaemmlein agreed to contribute this interest in 1993 and 1994. In 1996 and 1995, the interest was payable to Mr. Kaemmlein. The Company has not made these payments. The Company has used the proceeds of these loans for working capital and general corporate purposes.

In March 1994 and April 1995, Technology Ventures Trust, of which Mr. Kaemmlein is trustee, transferred an aggregate of 1,050,000 shares of Common Stock to four
(4) persons or entities as gifts, each of which persons or entities were not affiliates of the Company. These gifts were made by Technology Ventures Trust in its capacity as a stockholder of the Company, and the Company did not derive any benefit therefrom. In June 1995, Technology Ventures Trust contributed 2,000,000 shares of Common Stock owned by it to the Company. The Company issued these shares to an investor for a purchase price of $200,000 or $.10 per share in a negotiated transaction. In April 1996, Technology Venture Trust received 3,000,000 vested options with an exercise price of $.24375 in return for the shares contributed in June 1995.

In January, March, April, June and December 1994 and January, March and April 1995, Media Ventures Inc., a private corporation owned and controlled by Mr. Kaemmlein, transferred an aggregate of 2,289,715 shares of Common Stock to twenty-four (24) persons or entities as gifts, each of which persons or entities were not affiliates of the Company. These gifts were made by Media Ventures Inc. in its capacity as a stockholder of the Company, and the Company did not derive any benefit therefrom. In November and December 1994, Media Ventures Inc. sold an aggregate of 145,000 shares of common stock to five (5) investors for an aggregate purchase price of $30,000, or approximately $.21 per share, in negotiated transactions.

See "Executive Compensation - Employment Agreement" for a description of the agreement between Registrant and Mark Monaghan which provided for among other things, issuance of 100,000 shares and options to purchase 1,000,000 shares all of which vest yearly in equal amounts over a period of four years.

Refer to Notes 9 and 10 of the accompanying audited financial statements for other related party transactions.

ITEM 13 (a).  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.01     Amended and Restated Certificate of Incorporation of Registrant.
         Included as Exhibit 3.01 to Registrant's Form 10K for the year ended
         December 31, 1995 filed April 12, 1996 and incorporated herein by reference thereto.

3.02     Amended and Restated By Laws of Registrant included as Exhibit 3.02 to
         Registrant's Form 10Q/A for the period ended June 30, 1995 filed
         October 24, 1995 and incorporated herein by reference thereto.

4.01     Specimen Stock Certificate included as Exhibit 4.01 to Registrant's
         Form 10 filed November 14, 1994 and incorporated herein by reference thereto.

4.02     Form of Series A Warrant included as Exhibit 4.02 to Registrant's Form
         10 filed November 14, 1994 and incorporated herein by reference thereto.

4.03     Form of Series B Warrant included as Exhibit 4.03 to Registrant's Form
         10 filed November 14, 1994 and incorporated herein by reference thereto.

4.04     Form of Series C Warrant included as Exhibit 4.04 to Registrant's Form
         10 filed November 14, 1994 and incorporated herein by reference thereto.

10.01 Agreement and Plan of Reorganization dated as of November 1, 1993 by and between Registrant, Vision Imaging, Inc. and Tim Von Kaenel included as Exhibit 10.01 to Registrant's Form 10 filed November 14,
         1994 and incorporated herein by reference thereto.

10.02 Source Code Agreement dated the 1st day of November, 1993 by and among Registrant, Tim Von Kaenel, Scott Southall, and Vision Imaging, Inc.
         included as Exhibit 10.02 to Registrant's Form 10 filed November 14,
         1994 and incorporated herein by reference thereto.

10.03    Assignment of Source Codes dated the 11th day of November, 1993 by Tim
         Von Kaenel, Scott Southall and Vision Imaging in favor of Registrant included as Exhibit 10.03 to Registrant's Form 10 filed November 14,
         1994 and incorporated herein by reference thereto.

10.04 Form of Confidentiality and Non-Disclosure Agreement between Registrant and the Managers of the Registrant's Divisions included as Exhibit
         10.04 to Registrant's Form 10 filed November 14, 1994 and incorporated herein by reference thereto.

10.05    Form of Employment Agreement between Registrant and the Managers of
         Registrant's Divisions included as Exhibit 10.05 to Registrant's Form
         10 filed November 14, 1994 and incorporated herein by reference thereto.

10.06 Agreement and Plan of Reorganization dated the 1st day of November 1993 by and between Registrant, Decision and David Gmach included as Exhibit
         10.06 to Registrant's Form 10 filed November 14, 1994 and incorporated herein by reference thereto.

10.07 Addendum to Agreement and Plan of Reorganization by and between Registrant, Decision and David Gmach dated November 1, 1993 included as
         Exhibit 10.07 to Registrant's Form 10 filed November 14, 1994 and incorporated herein by reference thereto.

10.08 Amendment to Agreement and Plan of Reorganization dated the 15th day of November 1993 by and between Registrant, Decision and David Gmach included as Exhibit 10.08 to Registrant's Form 10 filed November 14,
         1994 and incorporated herein by reference thereto.

10.09 Second Amendment to Agreement and Plan of Reorganization dated the 14th day of December 1993 by and between Registrant, Decision and David
         Gmach included as Exhibit 10.09 to Registrant's Form 10 filed November
         14, 1994 and incorporated herein by reference thereto.

10.10 Agreement dated the 9th day of May 1994 by and between Registrant, Pyros, Greg Pyros and Susan Pyros included as Exhibit 10.10 to
         Registrant's Form 10 filed November 14, 1994 and incorporated herein by reference thereto.

10.11 Agreement dated 25th day of October, 1994 by and between Registrant, Greg Pyros and Susan Pyros included as Exhibit 10.11 to Registrant's
         Form 10 filed November 14, 1994 and incorporated herein by reference thereto.

10.12 Agreement and Plan of Organization dated the 4th day of May, 1994 by and between Registrant and Computer Niche, Len Kalmer, Barbara Plummer and Ed Plummer included as Exhibit 10.12 to Registrant's Form 10 filed
         November 14, 1994 and incorporated herein by reference thereto.

10.13 Amendment to Agreement and Plan of Reorganization dated the 4th day of August, 1994 by and between Registrant and Computer Niche, Inc., Len
         Kalmer, Barbara Plummer and Ed Plummer included as Exhibit 10.13 to
         Registrant's Form 10 filed November 14, 1994 and incorporated herein by reference thereto.

10.14 Interactive Media Discount Hardware and Software Agreement and agreement for the Purchase of common stock by and between Registrant and Hollywood Trenz, Inc., dated the 28th day of June, 1994 included as
         Exhibit 10.14 to Registrant's Form 10 filed November 14, 1994 and incorporated herein by reference thereto.

10.15    Form of $200,000 Promissory Note payable to Suan Investments Corp.
         Included as Exhibit 10.15 to Registrant's Form 10K for the year ended
         December 31, 1995 filed April 12, 1996 and incorporated by reference thereto.

10.16    Form of $250,000 Promissory Note payable to Suan Investments Corp.
         Included as Exhibit 10.16 to Registrant's Form 10K for the year ended
         December 31, 1995 filed April 12, 1996 and incorporated by reference thereto.

10.17 Note Purchase Agreement dated as of June 29, 1995 between Registrant and Suan Investments Corp. included as Exhibit 10.17 to Registrant's
         Form 10Q for the period ended June 30, 1995 filed August 10, 1995 and incorporated herein by reference thereto.

10.18 Security Agreement as amended, dated as of July 24, 1995 between Registrant and Suan Investments Corp. included as Exhibit 10.18 to
         Registrant's Form 10Q for the period ended June 30, 1995 filed August
         10, 1995 and incorporated herein by reference thereto.

10.19    Form of $550,000 Promissory Note payable to Stourbridge Investments
         Ltd. Included as Exhibit 10.19 to Registrant's Form 10K for the year ended December 31, 1995 filed April 12, 1996 and incorporated by reference thereto.

10.20 Form of Stock Subscription Agreement for an aggregate of 6,750,000 shares of Common Stock included as Exhibit 10.22 to Registrant's Form
         10Q/A for the period ended June 30, 1995 filed October 24, 1995 and incorporated herein by reference thereto.

10.21    Form of Letter Agreement between Registrant and Technology Ventures
         Trust included as Exhibit 10.23 to Registrant's Form 10Q/A for the period ended June 30, 1995 filed October 24, 1995 and incorporated herein by reference thereto.

10.22    Employment Agreement between Registrant and Hans J. Kaemmlein.
         Included as Exhibit 10.22 to Registrant's Form 10K for the year ended
         December 31, 1995 filed April 12, 1996 and incorporated by reference thereto.

10.23    1995 Long Term Incentive Plan included as Exhibit 10.25 to Registrant's
         Form 10Q/A for the period ended June 30, 1995 filed October 24, 1995 and incorporated herein by reference thereto.

10.24    Reciprocal Stock Exchange between Advanced Media Inc. and Hollywood
         Trenz Inc. dated November 29, 1995. Included as Exhibit 10.24 to
         Registrant's Form 10K for the year ended December 31, 1995 filed
         April 12, 1996 and incorporated by reference thereto.

10.25    Joint Venture Agreement between Advanced Media, Inc. and Performance
         Concepts, Inc. Included as Exhibit 10.25 to Registrants Form 10Q for the period ended March 31, 1996 filed May 13, 1996 and incorporated by reference thereto.

10.26    Advanced Media, Inc. Certificate of Designations of the Class A
         Preferred Stock. Included as Exhibit 10.26 to Registrants Form 10Q for the period ended September 30, 1996 filed November 8, 1996 and incorporated by reference thereto.

10.27 Form of Preferred Stock Subscription Agreement used for the purchase of $600,000 liquidation preference of Class A Convertible Preferred Stock.
         Included as Exhibit 10.27 to Registrants Form 10Q for the period ended
         September 30, 1996 filed November 8, 1996 and incorporated by reference thereto.

10.28 Warrant to Viking Fund, Ltd. to purchase up to 150,000 shares of common stock. Included as Exhibit 10.28 to Registrants Form 10Q for the period ended September 30, 1996 filed November 8, 1996 and incorporated by reference thereto.

10.29 Subscription agreement for 1,000,000 shares of common stock between Montmelian Investisements Ltd. and Advanced Media, Inc. Included as
         Exhibit 10.29 to Registrants Form 10Q for the period ended September
         30, 1996 filed November 8, 1996 and incorporated by reference thereto.

10.30    Release between Advanced Media, Inc. and Montmelian Investisements Ltd.
         Included as Exhibit 10.30 to Registrants Form 10Q for the period ended
         September 30, 1996 filed November 8, 1996 and incorporated by reference thereto.


10.31 Warrants to Montmelian Investisements Ltd. to purchase 250,000 shares of common stock. Included as Exhibit 10.30 to Registrants Form 10Q for the period ended September 30, 1996 filed November 8,1996 and incorporated by reference thereto.

10.32    Contract for BioNutritional Encyclopedia between Advanced Media, Inc.,
         Performance Concepts, Inc., and General Nutrition, Inc. Included as
         Exhibit 10.31 to Registrants Form 10Q for the period ended September
         30, 1996 filed November 8, 1996 and incorporated by reference thereto.

17.01    Letter dated June 10, 1995 from Joel Sher to the Registrant
         (incorporated by reference to Exhibit 17.01 to the Registrant's Current
         Report on Form 8-K dated June 21, 1995).

23.1     Consent of Independent Accountants.

ITEM 13 (b).  REPORTS ON FORM 8-K

Current Report on Form 8-K dated January 29, 1997 relating to Item 5.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ADVANCED MEDIA, INC.


Date: April 12, 1997           By /s/ Hans Kaemmlein
     ---------------              -------------------
                               Hans Kaemmlein, Chairman of the Board
                               and Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: April  12, 1997          By /s/ Hans Kaemmlein
     ----------------            -------------------
                               Hans Kaemmlein, Chairman of the Board,
                               Chief Executive Officer and Director
                               (Principal Executive Officer)



Date: April 12, 1997           By /s/ Alan W. Schoenbart
     ---------------             -----------------------
                               Alan W. Schoenbart, Chief Financial Officer
                               (Principal Financial and Accounting Officer)


Date: April 12, 1997           By /s/ Malcolm Jennings
     ---------------             ---------------------
                               Malcolm Jennings, Director


Date: April 12, 1997           By /s/ Walter R.F. Bodack
     ---------------             ---------------------
                               Walter R.F. Bodack. Director

                                EXHIBIT INDEX
                                -------------

              Exhibit
                No.                 Description
              -------               -----------

               23.1         Consent of Independent Accountants.

               27           Financial Data Schedule