Form 10QSB
period 1997-03-31
ADVANCED MEDIA INC
filed 1997-05-15
CIK 932779

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

      (516) 244 -1616
     (Issuer's telephone number)




Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES X   NO
         ----   ----
There were 89,496,462 shares of registrant's common stock outstanding as of April 30, 1997.

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

                               ADVANCED MEDIA INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                       MAR. 31,           DEC. 31,
                                                                         1997               1996
                                                                      -----------        -----------
                                     ASSETS

Current assets
  Cash and cash equivalents                                           $     1,494        $    40,863
  Accounts receivable, net of allowance for
   doubtful accounts of  $42,971 and $50,725, respectively                228,970            232,840
  Inventories                                                              43,664             51,669
  Prepaid expenses and other current assets                                90,418             78,701
                                                                      -----------        -----------
    Total current assets                                                  364,546            404,073

Fixed assets, net                                                         542,111            554,169
Intangible assets, net                                                  1,023,684          1,066,743
Other assets                                                               55,040             62,907
                                                                      -----------        -----------

   Total assets                                                       $ 1,985,381        $ 2,087,892
                                                                      ===========        ===========

                     LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                    $   926,211        $   866,130
  Accrued expenses and other liabilities                                  285,833            295,095
  Cash overdrafts                                                          25,626                 --
  Payable to related parties                                              145,168            134,162
  Deferred revenues                                                       120,000            102,500
  Current portion of capital lease obligations                              7,387              8,840
                                                                      -----------        -----------
    Total current liabilities                                           1,510,225          1,406,727
                                                                      -----------        -----------

Loan payable - stockholder                                              1,169,656          1,179,472
Capital lease obligations                                                  21,975             23,784
Payable to related parties, long term                                     208,993            181,925
                                                                      -----------        -----------
    Total liabilities                                                   2,910,849          2,791,908
                                                                      -----------        -----------

Stockholders' deficiency:
   Preferred stock, par value $.0001 per share,
     Shares authorized: 10,000,000,  issued  600,000 Series A
     convertible shares, none and 120,000 outstanding
     (entitled in liquidation to $120,000 at December 31, 1996)                --                 12
  Common stock, par value $.0001 per share,
     Shares authorized: 100,000,000
     Shares issued and outstanding:
      1997 - 85,987,007
      1996 - 75,692,816                                                     8,599              7,569
   Additional paid-in capital                                           9,025,411          8,698,698
   Accumulated deficit                                                 (9,877,442)        (9,345,126)
   Less deferred compensation                                             (82,036)           (65,169)
                                                                      -----------        -----------
        Total stockholders' deficiency                                   (925,468)          (704,016)
                                                                      -----------        -----------

Commitments and contingencies

Total liabilities and stockholders' (deficit) equity                  $ 1,985,381        $ 2,087,892
                                                                      ===========        ===========

The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              THREE MONTHS ENDED
                                                    MARCH 31,
                                                    ---------
                                            1997                1996
                                        ------------        ------------
Net revenues                            $    741,319        $    740,962

Cost of sales                                486,828             595,227
                                        ------------        ------------

  Gross profit                               254,491             145,735
                                        ------------        ------------

EXPENSES:
Development                                   14,700              11,416
Selling and marketing                        150,519             132,662
General and administrative                   547,293             440,323
Amortization of intangible assets             43,059              56,174
Debt conversion expense                           --             309,375
                                        ------------        ------------

  Total expenses                             755,571             949,950
                                        ------------        ------------

Loss from operations                        (501,080)           (804,215)

OTHER INCOME (EXPENSE):
Interest expense, net                        (31,236)            (78,162)
                                        ------------        ------------

Net loss                                $   (532,316)       $   (882,377)
                                        ============        ============

Net loss per share                      $      (0.01)       $      (0.02)
                                        ============        ============

Weighted average number of common
 shares outstanding                       81,426,314          55,512,512
                                        ============        ============

    The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                   (UNAUDITED)

                                                      PREFERRED STOCK           COMMON  STOCK
                                               -----------------------------------------------------    ADDITIONAL
                                                  SHARES       .0001 PAR     SHARES       .0001 PAR      PAID-IN    ACCUMULATED
                                                .0001 PAR        AMOUNT    .0001 PAR        AMOUNT       CAPITAL      DEFICIT
                                               -------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                             --            --    55,319,810         5,532     6,179,372    (6,093,555)
Sales of common stock                                  --            --     1,868,571           187       218,357            --
Sales of Class A convertible preferred stock      600,000            60            --            --       599,940            --
Conversion of preferred to common                (480,000)          (48)    7,372,479           737          (689)           --
Sales to 401K Plan                                     --            --        22,683             2         3,553            --
Issuance of common stock for:
    Commission due broker                              --            --     1,000,000           100       130,210            --
    Consulting services                                --            --       150,000            15        12,922            --
    Rental expense                                     --            --        80,000             8        14,717            --
    Public relations                                   --            --       350,000            35        38,215            --
    Penalty shares                                     --            --     2,175,000           217          (217)           --
    Acquisition revaluations                           --            --     1,597,023           160          (160)           --
Issuance of stock options and warrants for:
     Commission due broker                             --            --            --            --         6,516            --
     Employment agreement with officer                 --            --            --            --       212,500            --
     Legal services                                    --            --            --            --         7,500            --
Cancellation of shares due to:
    Employment termination                             --            --      (292,750)          (29)       (1,187)           --
    Offset of note receivable                          --            --       (50,000)           (5)       (6,511)           --
Debt conversion                                        --            --     6,100,000           610     1,283,660            --
Amortization of deferred compensation                  --            --            --            --            --            --
Net loss                                               --            --            --            --            --    (3,251,571)
                                               -------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                      120,000            12    75,692,816         7,569     8,698,698    (9,345,126)
Sales of common stock                                  --            --     6,000,000           600       279,400            --
Conversion of preferred to common                (120,000)          (12)    3,171,259           317          (305)           --
Sales to 401K plan                                     --            --         4,182             1           355            --
Issuance of common stock for:
    Public relations                                   --            --       100,000            10         9,365            --
    Services - employee                                --            --        75,000             8         5,992            --
    Services - directors                               --            --       400,000            40        31,960            --
    Penalty shares                                     --            --       543,750            54           (54)           --
Amortization of deferred compensation                  --            --            --            --            --            --
Net loss                                               --            --            --            --            --      (532,316)
                                               -------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997                              --            --    85,987,007         8,599     9,025,411    (9,877,442)
                                               -------------------------------------------------------------------------------------

                                               DEFERRED        TOTAL
                                                COMPEN-        DOLLAR
                                                SATION         AMOUNTS
                                               ------------------------
BALANCE, DECEMBER 31, 1995                      (110,030)      (18,681)
Sales of common stock                                 --       218,544
Sales of Class A convertible preferred stock          --       600,000
Conversion of preferred to common                     --            --
Sales to 401K Plan                                    --         3,555
Issuance of common stock for:
    Commission due broker                             --       130,310
    Consulting services                               --        12,937
    Rental expense                                    --        14,725
    Public relations                                  --        38,250
    Penalty shares                                    --            --
    Acquisition revaluations                          --            --
Issuance of stock options and warrants for:
     Commission due broker                            --         6,516
     Employment agreement with officer                --       212,500
     Legal services                                   --         7,500
Cancellation of shares due to:
    Employment termination                         1,216            --
    Offset of note receivable                         --        (6,516)
Debt conversion                                       --     1,284,270
Amortization of deferred compensation             43,645        43,645
Net loss                                              --    (3,251,571)
                                               ------------------------
BALANCE AT DECEMBER 31, 1996                     (65,169)     (704,016)
Sales of common stock                                 --       280,000
Conversion of preferred to common                     --            --
Sales to 401K plan                                    --           356
Issuance of common stock for:
    Public relations                                  --         9,375
    Services - employee                               --         6,000
    Services - directors                         (32.000)           --
    Penalty shares                                    --            --
Amortization of deferred compensation             15,133        15,133
Net loss                                              --      (532,316)
                                               ------------------------
BALANCE AT MARCH 31, 1997                        (82,036)     (925,468)
                                               ------------------------

The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                      ---------
                                                               1997             1996
                                                             ---------        ---------
Cash flows from operating activities:
Net loss                                                     $(532,316)       $(882,377)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
    Debt conversion expense                                         --          309,375
    Depreciation and amortization                               46,170           55,018
    Amortization of intangibles                                 43,059           56,174
    Amortization of deferred compensation                       15,133           10,314
    Loss on disposal of fixed assets                             4,777               --
    Provision for doubtful accounts                              1,082               --
    Interest on loan payable - officer                              --           21,700
    Issuance of options to officer as compensation                  --           37,500
    Issuance of common stock for services and expenses          15,375               --
Changes in operating assets and liabilities:
    Accounts receivable, net                                     2,788           59,700
    Inventories, net                                             8,005           20,958
    Prepaid expenses and other current assets                   (8,483)           1,801
    Accounts payable                                            60,081           51,404
    Accrued expenses and other liabilities                      (9,262)          26,170
    Payable to related parties                                  38,074           22,449
    Deferred revenues                                           17,500               --
                                                             ---------        ---------
       Net cash used for operating activities                 (298,017)        (209,814)
                                                             ---------        ---------

Cash flows from investing activities:
    Purchases of fixed assets, net                             (38,889)         (12,233)
    Proceeds from note receivable                                  500               --
    Increase in security deposits                                4,133            5,562
                                                             ---------        ---------
         Net cash used for investing activities                (34,256)          (6,671)
                                                             ---------        ---------

Cash flows from financing activities:
    Proceeds from sale of common stock                         280,356           31,103
    Proceeds from loan payable - stockholder, net               (9,816)          40,000
    Payments of  capital lease obligations                      (3,262)          (1,468)
                                                             ---------        ---------
         Net cash provided by financing activities             267,278           69,635
                                                             ---------        ---------

 Net decrease in cash and cash equivalents                     (64,995)        (146,850)

 Net cash, cash overdrafts and cash equivalents:
     Beginning of period                                        40,863          151,463
                                                             ---------        ---------
     End of period                                           $ (24,132)       $   4,613
                                                             =========        =========

Cash paid during the period for:
     Interest                                                $   1,805        $      --
                                                             =========        =========
     Taxes                                                   $   1,610        $   1,950
                                                             =========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

The Company exchanged 6,000,000 common shares for a $1,000,000 debt on March 31, 1996.





The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Advanced Media, Inc. (the "Company") for the three months ended March 31, 1997 and 1996 have been prepared by management and include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash overdrafts - Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified as "cash overdrafts" in the balance sheet.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

3 - LIQUIDITY AND BUSINESS RISKS

As of March 31, 1997, the Company had a net capital deficiency of $925,468, a working capital deficit of $1,145,679 and has sustained cumulative net losses of $9,877,442 since commencing operations in August 1993. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding possible equity transactions. Additional funding of $280,000 was raised during the first quarter of 1997 and approximately $86,000 was raised in the month of April. See
Note 8. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it will be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has no line of credit or other access to debt financing from any financial institution.

4 - DEBT AND EQUITY TRANSACTIONS

The Company issued a total of 6,000,000 shares of common stock in exchange for an aggregate $280,000 in the first quarter of 1997. As a condition of two of these placements, the Company has agreed to register 2,000,000 shares by April 30, 1997. Failure to register the 2,000,000 shares would result in the Company paying a penalty of 50,000 shares to each of the parties, i.e., 100,000 total, for each thirty-day period thereafter for which a registration statement is not filed. Such penalty shares are required to be registered as contingency shares in the registration statement. Furthermore, as consideration for not disposing of the 2,000,000 shares between April 30, 1997 and June 30, 1997, the agreement provides for additional contingency shares to be registered if the Company has not met a value guaranty provision ensuring that the 2,000,000 shares will be equivalent in value to $175,000 on June 30, 1997. The Company had not filed a registration statement as of April 30, 1997.

In March 1997, the Board of Directors of the Company resolved to issue warrants to purchase an aggregate 5,000,000 shares of common stock to Suan Investments Corporation ("Suan") and its assignee, Stourbridge Investments ("Stourbridge"), to be divided equally. The warrants become exercisable on September 30, 1997 at an exercise price of $.065, and expire on December 31, 1998. In consideration of the issuance of warrants to purchase 2,500,000 shares of common stock the aforementioned parties have agreed to extend to June 30, 1997 the interest payment due originally at the time of the conversion of the Suan Investment note to equity. Further, upon payment of the interest the security interest in substantially all of the assets of the Company which collateralizes the Company's obligations will be terminated. The value of the warrants to purchase the balance of the 2,500,000 shares will be applied against the Company's obligation to provide a value guarantee for 6,000,000 shares previously issued to Suan and Stourbridge. Payable to related parties includes accrued interest of $100,168 and $96,899 at March 31, 1997 and December 31, 1996, respectively.

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS

5 - RELATED PARTY TRANSACTIONS

Deferred Revenues include payments from a corporation who is a shareholder of the Company.

Expenses for the three months ended March 31, 1997 and 1996 include certain amounts payable to the Company's chief executive officer, $45,000 and $37,500, respectively, representing compensation payable, and $27,068 and $21,700, respectively, representing interest on the loan from officer.

6 - INCOME TAXES

At March 31, 1997 the Company has net operating loss carryforwards for tax purposes of approximately $6,800,000, which expire through 2011. Deferred tax assets are comprised of the following:

                                 MARCH 31,         DECEMBER 31,
                                   1997                1996
Gross deferred tax assets       $ 2,484,550        $ 2,315,939
Valuation allowance              (2,484,550)        (2,315,939)
                                -----------        -----------
Net deferred tax asset          $        --        $        --
                                ===========        ===========

The gross deferred tax assets arise primarily from net operating loss carryforwards and differences in the valuation of receivables, accruals and deferred compensation. The Company has provided a full valuation allowance against the gross deferred tax assets because, in management's judgement, it is more likely than not that such benefits will not be realized.

The Company had a several changes in ownership since commencing operations in 1993, which has resulted in a restriction on the prospective annual utilization of the loss carryforwards. Future changes in ownership may also result in further limitations on the annual utilization of the loss carryforwards.

7 - CONTINGENCIES

Legal Proceedings

On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision Vision ("Decision"), and his wife, also a former employee of Decision, initiated a lawsuit seeking damages of approximately $1,000,000 from the Company, and certain present and former officers. The lawsuit was based on claims arising out of the employees' termination, and also arising out of the sale of the assets of Decision to the Company. The most significant aspect of the lawsuit, pertaining to the acquisition of the assets of Decision by the Company, was dismissed by the court in which the action had been filed, the Superior Court of the State of California, County of San Diego, in a series of rulings between December 1996 and February 1997, when the court dismissed numerous causes of action and the action against all individual defendants and eliminated any possible punitive damages award. The court also dismissed the wrongful termination claims of both former employees. On March 25, 1997, the Plaintiff filed an appeal regarding the above claims. The remaining claims, including the wrongful termination claims of both plaintiffs, relatively insignificant in scope in comparison with the claims pertaining to the acquisition of assets, have been settled pending finalization of language and payment by the Company of the total sum of $42,500. This pending partial settlement would preclude a trial and conclude this matter as to these remaining issues and would also conclude the cross-action that the Company had previously filed against the former employee who was the principal stockholder of Decision seeking approximately $53,000 in damages for alleged breaches arising from the same acquisition. The settlement arrangement allows that plaintiff to appeal the dismissal of the primary claims pertaining to the acquisition to the California court of appeal. As to the claims that plaintiff is now pursuing in the California court of appeal, the Company plans to vigorously contest those claims. The Company has not set aside any reserves for these remaining claims as management of the Company believes that it is not probable that the Company will suffer any material loss as a result of those appeals.

A mandatory settlement conference has been scheduled at San Diego Superior Court for late June 1997 to finalize the settlement agreement in the aforementioned matter.

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS

8 - SUBSEQUENT EVENTS

In April 1997, the Company received subscriptions for 2,026,900 shares of its common stock for which the Company received $101,345 before $15,201 in commissions. The Company agreed to attempt to have declared effective by the Securities & Exchange Commission a registration statement on Form S-3 for these shares by July 15, 1997 or be subject to a cumulative penalty of 10% of the amount of shares subscribed. The penalty will continue for each 30-day period for which the registration is not effective. The Company has also agreed that if the value of these shares is not $.11 on the effective date of the registration statement, it will issue additional shares of equivalent value to such subscribers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Gross profit for the three months ended March 31, 1997 increased $108,756 to 34.3% of net revenues versus 19.7% in 1996 on comparable net revenues. The increase in gross profit is due to the change in the mix of products sold by the Company as a result of management's change in sales emphasis towards more profitable interactive system solutions and away from less profitable hardware systems and software sales. Management has also been able to reduce rental costs on systems utilized for tradeshow services.

Expenses for the three months ended March 31, 1997 declined $194,379, or 24.2%. Debt conversion expense of $309,375 was related to the costs associated with inducing to retire their outstanding debt in the first quarter of 1996 in exchange for the Company's equity. Development expense increased $3,284, or 28.8%, as the Company continues to modify its existing proprietary products. Selling and marketing expense increased $17,857, or 13.4%, of which $14,087 reflects an increase in expenses related to demonstrations related to sales proposal efforts and $3,770 reflects selling costs incurred in the new electronic commerce division which started up in September 1996. General and administrative expenses increased $106,970, or 24.3%, of which $70,320 reflects costs related to the Company's new electronic commerce division. The balance of the increase is primarily related to the Company's finalization of its pending partial settlement in its lawsuit with David Gmach. The decrease of $13,115, or 23.3%, in amortization of intangible assets is related to the reduction in goodwill recorded by the Company in the fourth quarter of 1996 and reflected as an impairment loss.

The decrease in interest expense of $46,926 was primarily due to the conversion of the Suan Note to equity at March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, l997, the Company had a net capital deficiency of $925,468, a working capital deficit of $1,145,679 and has sustained cumulative losses of $9,877,442 since commencing operations in August 1993. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding additional equity transactions. Additional funding of $280,000 was raised during the first quarter of 1997 and approximately $86,000 was raised in the month of April (see
Note 8 to the accompanying financial statements). Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it will be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has no line of credit or other access to debt financing from any financial institution.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision Vision ("Decision"), and his wife, also a former employee of Decision, initiated a lawsuit seeking damages of approximately $1,000,000 from the Company, and certain present and former officers. The lawsuit was based on claims arising out of the employees' termination, and also arising out of the sale of the assets of Decision to the Company. The most significant aspect of the lawsuit, pertaining to the acquisition of the assets of Decision by the Company, was dismissed by the court in which the action had been filed, the Superior Court of the State of California, County of San Diego, in a series of rulings between December 1996 and February 1997, when the court dismissed numerous causes of action and the action against all individual defendants and eliminated any possible punitive damages award. The court also dismissed the wrongful termination claims of both former employees. On March 25, 1997, the Plaintiff filed an appeal regarding the above claims. The remaining claims, including the wrongful termination claims of both plaintiffs, relatively insignificant in scope in comparison with the claims pertaining to the acquisition of assets, have been settled pending finalization of language and payment by the Company of the total sum of $42,500. This pending partial settlement would preclude a trial and conclude this matter as to these remaining issues and would also conclude the cross-action that the Company had previously filed against the former employee who was the principal stockholder of Decision seeking approximately $53,000 in damages for alleged breaches arising from the same acquisition. The settlement arrangement allows that plaintiff to appeal the dismissal of the primary claims pertaining to the acquisition to the California court of appeal. As to the claims that plaintiff is now pursuing in the California court of appeal, the Company plans to vigorously contest those claims. The Company has not set aside any reserves for these remaining claims as management of the Company believes that it is not probable that the Company will suffer any material loss as a result of those appeals.

         A mandatory settlement conference has been scheduled at San Diego Superior Court for late June 1997 to finalize the settlement agreement in the aforementioned matter.

Item 2. Changes in Securities

         Not applicable

Item 3. Defaults Upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5. Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K:

         Current report on Form 8-K dated January 29, 1997 relating to Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ADVANCED MEDIA, INC.



Date: 5/15/97                           By  /s/ Hans Kaemmlein
      -------                           ----------------------
                                        Hans Kaemmlein, Chairman of the Board,
                                        President and Chief Executive Officer


Date: 5/15/97                           By  /s/ Alan W. Schoenbart
      -------                           --------------------------
                                        Alan W. Schoenbart,
                                        Chief Financial Officer