Form 10QSB
period 1997-06-30
ADVANCED MEDIA INC
filed 1997-07-31
CIK 932779

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


COMMISSION FILE NUMBER 0 - 25112




                              ADVANCED MEDIA, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                11-2899603
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization          Identification No.)


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

There were 9,850,797 shares of registrant's common stock outstanding as of July 31, 1997.

                               ADVANCED MEDIA INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----

Balance Sheets                                                              3

Statements of Operations                                                    4

Statements of Changes in Stockholders' Equity (Deficit)                     5

Statements of Cash Flows                                                    6

Notes to Financial Statements                                              7-9

Management's Discussion and Analysis of
Financial Condition and Results of Operations                             10-11


PART  II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 12

Item 2 - Changes in Securities                                             12

Item 3 - Defaults Upon Senior Securities                                   12

Item 4 - Submission of Matters to a Vote of Security Holders               12

Item 5 - Other Information                                                 12

Item 6 - Exhibits and Reports on Form 8-K                                 12-13


Signatures                                                                 14

                               ADVANCED MEDIA INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                          JUNE 30,            Dec. 31,
                                                                            1997                1996
                                                                       ------------         -----------
                                ASSETS

Current assets
  Cash and cash equivalents                                            $     14,021         $    40,863
  Accounts receivable, net of allowance for
   doubtful accounts of  $42,971 and $50,725, respectively                  229,458             232,840
  Inventories                                                                70,551              51,669
  Prepaid expenses and other current assets                                 202,986              78,701
                                                                       ------------         -----------
    Total current assets                                                    517,016             404,073

Fixed assets, net                                                           508,247             554,169
Intangible assets, net                                                      980,626           1,066,743
Other assets                                                                 63,428              62,907
                                                                       ------------         -----------

   Total assets                                                        $  2,069,317         $ 2,087,892
                                                                       ============         ===========

                LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                     $    941,330         $   866,130
  Accrued expenses and other liabilities                                    208,734             245,095
  Payable to related parties                                                243,588             184,162
  Deferred revenues                                                          79,950             102,500
  Current portion of capital lease obligations                                7,077               8,840
                                                                       ------------         -----------
    Total current liabilities                                             1,480,679           1,406,727
                                                                       ------------         -----------

Loan payable - stockholder                                                1,171,807           1,179,472
Capital lease obligations                                                    20,078              23,784
Payable to related parties, long term                                       273,055             181,925
                                                                       ------------         -----------
    Total liabilities                                                     2,945,619           2,791,908
                                                                       ============         ===========

Stockholders' deficiency:
   Preferred stock, par value $.0001 per share,
     Shares authorized: 10,000,000,  issued  600,000 Series A
     convertible shares, none and 120,000 outstanding
     (entitled in liquidation to $120,000 at December 31, 1996)                   -                  12
  Common stock, par value $.0001 per share,
     Shares authorized: 100,000,000
     Shares issued and outstanding:
      1997 -   9,822,672
      1996 -   7,569,281                                                        983               7,569
   Additional paid-in capital                                             9,423,876           8,698,698
   Accumulated deficit                                                  (10,234,258)         (9,345,126)
   Less deferred compensation                                               (66,903)            (65,169)
                                                                       ------------         -----------
        Total stockholders' deficiency                                     (876,302)           (704,016)
                                                                       ------------         -----------

Commitments and contingencies

Total liabilities and stockholders' (deficit) equity                   $  2,069,317         $ 2,087,892
                                                                       ============         ===========

The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                SIX MONTHS ENDED                         THREE MONTHS ENDED
                                                     June 30,                                  June 30,
                                                     --------                                  --------
                                             1997                1996                 1997                1996
                                         -----------         -----------         ------------         -----------


Net revenues                             $ 1,802,729         $ 1,707,394         $  1,061,410         $   969,127

Cost of sales                              1,200,697           1,311,441              713,869             711,739

                                         -----------         -----------         ------------         -----------
  Gross profit                               602,032             395,953              347,541             257,388
                                         -----------         -----------         ------------         -----------

EXPENSES:
Development                                   15,592              16,222                  891               4,807
Selling and marketing                        319,490             267,837              168,971             135,175
General and administrative                   995,158             905,365              447,866             473,146
Amortization of intangible assets             86,118             112,346               43,059              56,172
Debt conversion expense                            -             309,375                    -                   -
                                         -----------         -----------         ------------         -----------
  Total expenses                           1,416,358           1,611,145              660,787             669,300
                                         -----------         -----------         ------------         -----------

Loss from operations                        (814,326)         (1,215,192)            (313,246)           (411,912)

OTHER INCOME (EXPENSE):
Other revenues                                25,110              38,992               25,110              39,926
Interest expense, net                        (99,916)           (101,714)             (68,681)            (23,551)
                                         -----------         -----------         ------------         -----------
  Total other income (expense)               (74,806)            (62,722)             (43,571)             16,375
                                         -----------         -----------         ------------         -----------

Net loss                                 $  (889,132)        $(1,277,914)        $   (356,817)        $  (395,537)
                                         ===========         ===========          ===========         ===========

Net loss per share                       $      (.10)        $      (.22)        $      (0.03)        $     (0.06)
                                         ===========         ===========          ===========         ===========



Weighted average number of common
 shares outstanding                        8,624,412           5,883,571           11,089,545           6,212,238
                                         ===========         ===========          ===========         ===========



  The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                   (UNAUDITED)

                                                       PREFERRED STOCK                  Common Stock
                                               -----------------------------------------------------------
                                                                   .0001 par                     .0001 par
                                                     SHARES         Amount         Shares          Amount
                                               -----------------------------------------------------------

Balance, December 31, 1995                                 -           -          5,531,981          5,532
Sales of common stock                                      -           -            186,857            187
Sales of Class A convertible preferred stock         600,000          60                  -              -
Conversion of preferred to common                   (480,000)        (48)           737,248            737
Sales to 401K Plan                                         -           -              2,268              2
Issuance of common stock for:
    Commission due broker                                  -           -            100,000            100
    Consulting services                                    -           -             15,000             15
    Rental expense                                         -           -              8,000              8
    Public relations                                       -           -             35,000             35
    Penalty shares                                         -           -            217,500            217
    Acquisition revaluations                               -           -            159,702            160
Issuance of stock options and warrants for:
     Commission due broker                                 -           -                  -              -
     Employment agreement with officer                     -           -                  -              -
     Legal services                                        -           -                  -              -
Cancellation of shares due to:
    Employment termination                                 -           -            (29,275)           (29)
    Offset of note receivable                              -           -             (5,000)            (5)
Debt conversion                                            -           -            610,000            610
Amortization of deferred compensation                      -           -                  -              -
Net loss                                                   -           -                  -              -
                                               -----------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                         120,000          12          7,569,281          7,569
Sales of common stock                                      -           -          1,568,968          1,569
Conversion of preferred to common                   (120,000)        (12)           317,126            317
Sales to 401K plan                                         -           -              1,047              1
Issuance of common stock for:
   Outside Services                                        -           -            170,000            125
    Public relations                                       -           -             10,000             10
    Services - employee                                    -           -              7,500              8
    Services - directors                                   -           -             40,000             40
    Penalty shares                                         -           -            138,750            139
Stock split, one-for-ten                                   -           -                  -         (8,795)
Amortization of deferred compensation                      -           -                  -              -
Net loss                                                   -           -                  -              -
                                               -----------------------------------------------------------
BALANCE AT JUNE 30, 1997                                   -           -          9,822,672            983
                                               -----------------------------------------------------------



                                                     Additional                            Deferred             Total
                                                       Paid-In          Accumulated         Compen-            Dollar
                                                       Capital            Deficit           sation             Amounts
                                                    ------------------------------------------------------------------
Balance, December 31, 1995                           6,179,372          (6,093,555)        (110,030)           (18,681)
Sales of common stock                                  218,357                   -                -            218,544
Sales of Class A convertible preferred stock           599,940                   -                -            600,000
Conversion of preferred to common                         (689)                  -                -                  -
Sales to 401K Plan                                       3,553                   -                -              3,555
Issuance of common stock for:
    Commission due broker                              130,210                   -                -            130,310
    Consulting services                                 12,922                   -                -             12,937
    Rental expense                                      14,717                   -                -             14,725
    Public relations                                    38,215                   -                -             38,250
    Penalty shares                                        (217)                  -                -                  -
    Acquisition revaluations                              (160)                  -                -                  -
Issuance of stock options and warrants for:
     Commission due broker                               6,516                   -                -              6,516
     Employment agreement with officer                 212,500                   -                -            212,500
     Legal services                                      7,500                   -                -              7,500
Cancellation of shares due to:
    Employment termination                              (1,187)                  -            1,216                  -
    Offset of note receivable                           (6,511)                  -                -             (6,516)
Debt conversion                                      1,283,660                   -                -          1,284,270
Amortization of deferred compensation                        -                   -           43,645             43,645
Net loss                                                     -          (3,251,571)               -         (3,251,571)
                                                    ------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                         8,698,698          (9,345,126)         (65,169)          (704,016)
Sales of common stock                                  590,800                   -                -            592,369
Conversion of preferred to common                         (305)                  -                -                  -
Sales to 401K plan                                         747                   -                -                748
Issuance of common stock for:
   Outside Services                                     77,963                   -                -             78,088
    Public relations                                     9,365                   -                -              9,375
    Services - employee                                  5,992                   -                -              6,000
    Services - directors                                31,960                   -          (32,000)                 -
    Penalty shares                                        (139)                  -                -                  -
Stock split, one-for-ten                                 8,795                   -                -                  -
Amortization of deferred compensation                        -                   -           30,266             30,266
Net loss                                                     -            (889,132)               -           (889,132)
                                                    ------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                             9,423,876         (10,234,258)         (66,903)          (876,302)
                                                    ------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                         --------
                                                                 1997                1996
                                                              ---------         -----------
Cash flows from operating activities:
Net loss                                                      $(889,132)        $(1,277,914)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
    Gain on sale of trademark                                         -             (36,372)
    Debt conversion expense                                           -             309,375
    Depreciation and amortization                                92,365              87,794
    Amortization of intangibles                                  86,117             112,346
    Amortization of deferred compensation                        30,266              21,447
    Loss on disposal of fixed assets                              4,777                   -
    Provision for doubtful accounts                                 782                   -
    Interest on loan payable - officer                                -              43,668
    Issuance of options to officer as compensation                    -              75,000
    Issuance of common stock for services and expenses           42,713                   -
Changes in operating assets and liabilities:
    Accounts receivable                                           2,600             (38,741)
    Other receivable                                                  -             (40,000)
    Inventories, net                                            (18,882)             10,138
    Prepaid expenses and other current assets                   (67,597)            (33,152)
    Accounts payable                                             75,200             254,346
    Accrued expenses and other liabilities                      (36,361)            (23,286)
    Payable to related parties                                  150,556              82,133
    Deferred revenues                                           (22,550)                  -
                                                              ---------         -----------
       Net cash used for operating activities                  (549,146)           (453,218)
                                                              ---------         -----------

Cash flows from investing activities:
    Purchases of fixed assets                                   (51,220)            (54,629)
    Net proceeds from sale of trademark                               -              61,372
    Payment of note receivable                                      142                   -
    (Increase) decrease in security deposits                     (6,601)              6,881
                                                              ---------         -----------
         Net cash used for investing activities                 (57,679)             13,624
                                                              ---------         -----------

Cash flows from financing activities:
    Proceeds from sale of common stock                          593,117              90,371
    Proceeds from loan payable - stockholder, net                (7,665)            101,000
    Payments of  capital lease obligations                       (5,469)               (646)
                                                              ---------         -----------
         Net cash provided by financing activities              579,983             190,725
                                                              ---------         -----------

 Net decrease in cash and cash equivalents                      (26,842)           (248,869)

 Net cash, cash overdrafts and cash equivalents:


     Beginning of period                                         40,863             151,463
                                                              ---------         -----------
     End of period                                            $  14,021         $   (97,406)
                                                              =========         ===========

Cash paid during the period for:
     Interest                                                 $   3,053         $         -
                                                              =========         ===========
     Taxes                                                    $   1,610         $         -
                                                              =========         ===========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

The Company exchanged 6,000,000 common shares for a $1,000,000 debt on March 31, 1996.

During the quarter ended June 30, 1996, the Company acquired computer equipment pursuant to capital leases of $29,497.

During April 1997, the company exchanged 1,200,000 common shares for services valued at $60,900 for an annual business development contract which is included in prepaid expenses ($50,750 at June 30, 1997).

The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS



1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Advanced Media, Inc. (the "Company") for the six months ended June 30, 1997 and 1996 have been prepared by management and include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited interim periods. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

3 - LIQUIDITY AND BUSINESS RISKS

The Company incurred a net loss of $889,132 for six months ended June 30, 1997 and cumulative net losses of $10,234,258 since commencing operations in August 1993. As of June 30, 1997, the Company had a working capital deficit of $963,663 as compared to a working capital deficit of $1,002,654 at December 31, 1996. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding possible equity transactions. Additional funding of $593,117 was raised during the first six months of 1997. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it may be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has no line of credit or other access to debt financing.

4 - DEBT AND EQUITY TRANSACTIONS

On June 23, 1997, the Board of Directors declared a one-for-ten common stock split effective June 30, 1997. In addition, all references in the financial statements to the number of shares, per share amounts, and market prices of the Company's common stock have been restated.

The Company issued a total of 600,000 shares of common stock in exchange for an aggregate $280,000 in the first quarter of 1997. As a condition of two of these placements, the Company agreed to register 200,000 shares by April 30, 1997. Failure to register the 200,000 shares cause the Company to pay a penalty of 5,000 shares to each of the parties, i.e., 10,000 total, for each thirty-day period thereafter for which a registration statement is not filed. Through June 30, 1997, 30,000 shares have been reserved as penalty shares under this agreement. Such penalty shares are required to be registered as contingency shares in the registration statement. Furthermore, as consideration for the investors not disposing of the 200,000 shares between April 30, 1997 and June 30, 1997, which condition has been met, the agreement provides for additional contingency shares to be registered if the Company has not met a value guaranty provision ensuring that the 200,000 shares will be equivalent in value to $175,000 after the registration becomes effective.

In March 1997, the Board of Directors of the Company resolved to issue warrants to purchase an aggregate 500,000 shares of common stock to Suan Investments Corporation ("Suan") and its assignee, Stourbridge Investments ("Stourbridge"), to be divided equally. The warrants become exercisable on September 30, 1997 at an exercise price of $.65, and expire on December 31, 1998. In consideration of the issuance of warrants to purchase 250,000 shares of common stock the aforementioned parties have agreed to extend to June 30, 1997 the interest payment due originally at the time of the conversion of the Suan Investment note to equity. Further, upon payment of the interest the security interest in substantially all of the assets of the Company which collateralizes the Company's obligations will be terminated. The value of the warrants to purchase the balance of the 250,000 shares will be applied against the Company's obligation to provide a value guarantee for 600,000 shares previously issued to Suan and

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS



4 - DEBT AND EQUITY TRANSACTIONS (CONT.)

Stourbridge. Payable to related parties includes accrued interest of $103,588 and $96,899 at June 30, 1997 and December 31, 1996, respectively. The Company made a $25,000 payment to the aforementioned investors in July 1997 towards the interest due at June 30, 1997. The Company is presently in default of this agreement and working to a remedy to cure the default.

In April 1997, the Company issued 202,690 shares of its common stock for which the Company received $101,345 before $15,201 in commissions. The Company agreed to attempt to have declared effective by the Securities & Exchange Commission a registration statement on Form S-3 for these shares by July 15, 1997 or be subject to a cumulative penalty of 10% of the amount of shares subscribed. The penalty will continue for each thirty-day period for which the registration is not effective. The shares have not been registered to date. The Company has also agreed that if the value of these shares is not $1.10 on the effective date of the registration statement, it will issue additional shares of equivalent value to such subscribers. The Company is presently in discussions to renegotiate the aforementioned penalties and value guaranty.

On June 9, 1997, the Company entered into a Private Equity Line of Credit Agreement (PELOC) for an aggregate purchase price of up to $1,000,000 through June 30, 1998. Under this agreement, the Company issued 699,301 shares of its common stock for $250,000 before commissions and legal fees of $45,900 and 22,727 shares of common stock. The Company has agreed to continue to reserve its stock to satisfy any obligation to issue shares incident to the PELOC. Upon the effectiveness of a registration statement covering the shares to be issued under the PELOC, the Company has the option to set the date of each draw down ("call") provided that the average trading volume over the course of the previous six months preceding each call must be greater than 20,000 shares per trading day. Additional investments or calls under this line, above the $250,000 already drawn down, are at 70% of the average closing bid price of the Company's common stock on the ten days preceding the call date. Under no circumstances will shares in excess of 20% of the Company's current outstanding shares be issued pursuant to this agreement. In the event 500,000 is not drawn down by June 30, 1998, the Company is obligated to issue 100,000 shares of common stock to the investor without further consideration. Under the Registrations Rights Agreement, all shares issued pursuant to the PELOC must be declared effective by September 30, 1997. In the event the Company fails to obtain or maintain the effectiveness of a registration statement on or before September 30, 1997, the Company shall pay $5,000, and then $7,500 for each thirty-day period commencing November 1, 1997. The Company has committed to draw down an additional minimum $250,000 under this agreement.

The aforementioned agreement contains an antidilution provision which requires the Company to obtain prior written consent of the Investor Agent shall the Company desire to issue shares of common stock at a price per share less than the daily closing bid price on the date of issue, issue options, rights or warrants to subscribe for or purchase common stock (or securities convertible into common stock) without consideration or at a price per share (or having a conversion price per share, if a security convertible into common stock) less than the daily closing bid price of the common stock on the date of issue, or in the case of securities convertible into common stock having a conversion price less than the daily closing bid price of the common stock on the date of conversion.

In June 1997, the Company issued 44,250 shares of its common stock for which the Company received $22,125.

5 - RELATED PARTY TRANSACTIONS

Deferred Revenues include payments from a corporation who is a shareholder of the Company.

Revenue included $45,000 from a corporation who is a shareholder of the Company.

Expenses for the six and three months ended June 30, 1997 include certain amounts payable to the Company's chief executive officer, $90,000 and $45,000, respectively, representing compensation payable, and $91,131 and $64,063, respectively, representing interest on the loan from officer.

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS



6 - SIGNIFICANT CUSTOMERS

Two separate customers accounted for approximately 23% and 10%, respectively, or 33% of net revenues during the six months ended June 30, 1997.

7 - INCOME TAXES

At June 30, 1997 the Company has net operating loss carryforwards for tax purposes of approximately $7,100,000, which expire through 2011. Deferred tax assets are comprised of the following:


                                   JUNE 30,          DECEMBER 31,
                                     1997                1996
Gross deferred tax assets        $ 2,557,107         $ 2,315,939
Valuation allowance               (2,557,107)         (2,315,939)
                                 -----------         -----------
Net deferred tax asset            $     -             $     -
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

8 - CONTINGENCIES

Legal Proceedings

On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision Vision ("Decision"), and his wife, also a former employee of Decision, initiated a lawsuit seeking damages of approximately $1,000,000 from the Company, and certain present and former officers. The lawsuit was based on claims arising out of the employees' termination, and also arising out of the sale of the assets of Decision to the Company. The most significant aspect of the lawsuit, pertaining to the acquisition of the assets of Decision by the Company, was dismissed by the court in which the action had been filed, the Superior Court of the State of California, County of San Diego, in a series of rulings between December 1996 and February 1997, when the court dismissed numerous causes of action and the action against all individual defendants and eliminated any possible punitive damages award. The court also dismissed certain aspects of the wrongful termination claims of one of the plaintiffs. The remaining claims, including the rest of the wrongful termination claims of both plaintiffs, relatively insignificant in scope in comparison with the claims pertaining to the acquisition of assets, have been settled and payment by the Company of the total sum of $42,500 has been made. This partial settlement precludes a trial and concludes this matter as to these remaining issues and also concludes the cross-action that the Company had previously filed against the former employee who was the principal stockholder of Decision seeking approximately $53,000 in damages for alleged breaches arising from the same acquisition. The settlement arrangement allows that plaintiffs to appeal the dismissal of the primary claims pertaining to the acquisition to the California Court of Appeal. On March 25, 1997, the plaintiffs filed an appeal regarding the above claims. The Court of Appeal has set a date for late August, 1997 to discuss the possibility of settling the appeal. As to the claims that plaintiffs are now pursuing in the California Court of Appeal, the Company plans to vigorously contest those claims. The Company has not set aside any reserves for these remaining claims as management of the Company believes that it is not probable that the Company will suffer any material loss as a result of those appeals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Revenue for the six and three months ended June 30, 1997 increased $95,335 and $92,283, or 5.6% and 9.5%, respectively. The increase in revenue is primarily attributable to growth in the Company's sales of architectural design software products and related system enhancements. Additionally the Company's new Electronic Commerce division recorded $45,000 of revenue for its first electronic commerce project. Sales to General Nutrition Stores, Inc., primarily on the rollout of the bio-nutritional reference kiosks, accounted for approximately 23% of sales for the six and three month periods ended June 30, 1997.

Gross profit for the six and three months ended June 30, 1997 increased $206,079 and $90,153, or 52% and 35%, respectively, as compared to the prior six and three month period. Gross margin for the six and three months ended June 30, 1997 was 33.4% and 32.7%, respectively, versus 23.2% and 26.6%, for the comparable respective periods in 1996. The increase and improvement in gross profit is due to the change in the mix of products sold by the Company as a result of management's change in sales emphasis towards more profitable interactive system solutions and away from less profitable hardware systems and software sales. Management has also been able to reduce rental costs on systems utilized for tradeshow services.

Expenses for the six and three months ended June 30, 1997 declined $194,787 and $8,513, or 12.1% and 1.3%, respectively. The majority of the variance was caused by a non-recurring charge for debt conversion expense, $309,375, related to the costs associated with inducing Suan Investments Corporation to retire their outstanding debt in the first quarter of 1996 in exchange for the Company's equity. Selling and marketing expense for the six and three months ended June 30, 1997 increased $51,653 and $33,796, or 19.3% and 25%, respectively, of which $26,495 and $22,726 reflects selling costs incurred in the new electronic commerce division for the respective six and three months periods ended which started up in September 1996. The balance of the increase in selling and marketing expense is related to the cost of preparing sales demonstrations related to sales proposal efforts. General and administrative expenses for the six months ended June 30, 1997 increased $89,793 or 9.9% and decreased $25,280, or 5.3% for the three months ended June 30, 1997, of which $114,696 and $44,375 reflects costs related to the Company's new electronic commerce division for the respective six and three month period in 1997. Legal expenses declined approximately $40,000 for the three month period ended June 30, 1997 as compared to the same period ended June 30, 1996 resulting in the overall decrease in general and administrative expenses during the quarter. The decrease of $26,228 and $13,115, or 23.3% for both periods, in amortization of intangible assets is related to the reduction in goodwill recorded by the Company in the fourth quarter of 1996 and reflected as an impairment loss.

Other income (expense) reflects higher interest charges during the quarter ended June 30, 1997 versus the same period in 1996 related to interest on advances to the chief executive officer at an increased interest rate of 14% retroactive to January 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, l997, the Company had a net capital deficiency of $876,302, a working capital deficit of $963,663 and has sustained cumulative losses of $10,234,258 since commencing operations in August 1993. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding additional equity transactions. Additional funding of $593,117 was raised during the first six months of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it may be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has no line of credit or other access to debt financing.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision Vision ("Decision"), and his wife, also a former employee of Decision, initiated a lawsuit seeking damages of approximately $1,000,000 from the Company, and certain present and former officers. The lawsuit was based on claims arising out of the employees' termination, and also arising out of the sale of the assets of Decision to the Company. The most significant aspect of the lawsuit, pertaining to the acquisition of the assets of Decision by the Company, was dismissed by the court in which the action had been filed, the Superior Court of the State of California, County of San Diego, in a series of rulings between December 1996 and February 1997, when the court dismissed numerous causes of action and the action against all individual defendants and eliminated any possible punitive damages award. The court also dismissed certain aspects of the wrongful termination claims of one of the plaintiffs. The remaining claims, including the rest of the wrongful termination claims of both plaintiffs, relatively insignificant in scope in comparison with the claims pertaining to the acquisition of assets, have been settled and payment by the Company of the total sum of $42,500 has been made. This partial settlement precludes a trial and concludes this matter as to these remaining issues and also concludes the cross-action that the Company had previously filed against the former employee who was the principal stockholder of Decision seeking approximately $53,000 in damages for alleged breaches arising from the same acquisition. The settlement arrangement allows that plaintiffs to appeal the dismissal of the primary claims pertaining to the acquisition to the California Court of Appeal. On March 25, 1997, the plaintiffs filed an appeal regarding the above claims. The Court of Appeal has set a date for late August, 1997 to discuss the possibility of settling the appeal. As to the claims that plaintiffs are now pursuing in the California Court of Appeal, the Company plans to vigorously contest those claims. The Company has not set aside any reserves for these remaining claims as management of the Company believes that it is not probable that the Company will suffer any material loss as a result of those appeals.

Item 2. Changes in Securities

        On June 23, 1997, the Board of Directors declared a one-for-ten common stock split effective June 30, 1997.

Item 3. Defaults Upon Senior Securities

        The Company is in default of an interest payment to Suan Investments Corporation, and its assignee, Stourbridge Investments, in the approximate amount of $80,000 at July 31, 1997.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Effective August 15, 1997 the Company accepted the resignation of its Chief Financial Officer as well as Vice-President of Sales & Marketing.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        10.33 Subscription Agreement dated as of January 15, 1997 between Viking Fund Ltd. and Advanced Media, Inc.

        10.34 Subscription Agreement dated January 28, 1997 between Wanas Investment Ltd. and Advanced Media, Inc.

(a)     Exhibits (continued)

        10.35 Stock Subscription Agreement dated February 19, 1997 between Joseph Markus and Advanced Media, Inc.

        10.36 Stock Subscription Agreement dated February 19, 1997 between Ed Warman and Advanced Media, Inc.

        10.37 Form of Stock Subscription Agreement dated April 25, 1997 between Advanced Media, Inc. and various (6) investors to purchase an aggregate 202,690 shares.

        10.38   Advanced Media, Inc. 1997 Stock Option Plan.

        10.39 Private Equity Line of Credit Agreement between Coutts & Co AG and Advanced Media, Inc. dated as of June 9, 1997.

        10.40 Registration Rights Agreement dated June 9, 1997 between Advanced Media, Inc and Coutts & Co AG.

        10.41 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Advanced Media, Inc.

(b)     Reports on Form 8-K:
        There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ADVANCED MEDIA, INC.



Date:   7/31/97                          By  /s/ Hans Kaemmlein
     ------------                        --------------------------
                                         Hans Kaemmlein, Chairman of the Board,
                                         President and Chief Executive Officer


Date    7/31/97                          By  /s/ Alan W. Schoenbart
     ------------                        --------------------------
                                         Alan W. Schoenbart,
                                         Chief Financial Officer

                                Exhibit Index

        10.33 Subscription Agreement dated as of January 15, 1997 between Viking Fund Ltd. and Advanced Media, Inc.

        10.34 Subscription Agreement dated January 28, 1997 between Wanas Investment Ltd. and Advanced Media, Inc.

        10.35 Stock Subscription Agreement dated February 19, 1997 between Joseph Markus and Advanced Media, Inc.

        10.36 Stock Subscription Agreement dated February 19, 1997 between Ed Warman and Advanced Media, Inc.

        10.37 Form of Stock Subscription Agreement dated April 25, 1997 between Advanced Media, Inc. and various (6) investors to purchase an aggregate 202,690 shares.

        10.38   Advanced Media, Inc. 1997 Stock Option Plan.

        10.39 Private Equity Line of Credit Agreement between Coutts & Co AG and Advanced Media, Inc. dated as of June 9, 1997.

        10.40 Registration Rights Agreement dated June 9, 1997 between Advanced Media, Inc and Coutts & Co AG.

        10.41 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Advanced Media, Inc.

        27      Financial Data Schedule