Form 10QSB
period 1997-09-30
ADVANCED MEDIA INC
filed 1997-11-17
CIK 932779

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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




Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

There were 11,213,750 shares of registrant's common stock outstanding as of October 31, 1997.

                               ADVANCED MEDIA INC.
                                      INDEX




PART I - FINANCIAL
INFORMATION                                                                 PAGE

Balance Sheets                                                                 3

Statements of Operations                                                       4

Statements of Changes in Stockholders' Equity (Deficit)                        5

Statements of Cash Flows                                                       6

Notes to Financial Statements                                               7-10

Management's Discussion and Analysis of
Financial Condition and Results of Operations                              11-12


PART  II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    13

Item 2 - Changes in Securities                                                13

Item 3 - Defaults Upon Senior Securities                                      13

Item 4 - Submission of Matters to a Vote of Security Holders                  13

Item 5 - Other Information                                                    13

Item 6 - Exhibits and Reports on Form 8-K                                     13


Signatures                                                                    14

                               ADVANCED MEDIA INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                     SEPT. 30,        DEC. 31,
                                                                       1997             1996
                                                                   ------------     ------------
                                ASSETS

Current assets
  Cash and cash equivalents                                        $     13,979     $     40,863
  Accounts receivable, net of allowance for
   doubtful accounts of  $43,097 and $50,725, respectively              245,749          232,840
  Inventories                                                            54,194           51,669
  Prepaid expenses and other current assets                             161,102           78,701
                                                                   ------------     ------------
    Total current assets                                                475,024          404,073

Fixed assets, net                                                       407,577          554,169
Intangible assets, net                                                  937,566        1,066,743
Other assets                                                             59,049           62,907
                                                                   ------------     ------------

   Total assets                                                    $  1,879,216     $  2,087,892
                                                                   ============     ============

                LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                 $    790,147     $    866,130
  Accrued expenses and other liabilities                                136,351          245,095
  Payable to related parties                                            176,166          184,162
  Deferred revenues                                                       4,950          102,500
  Current portion of capital lease obligations                            7,422            8,840
                                                                   ------------     ------------
    Total current liabilities                                         1,115,036        1,406,727
                                                                   ------------     ------------

Loan payable - stockholder                                            1,193,005        1,179,472
Capital lease obligations                                                18,088           23,784
Payable to related parties, long term                                        --          181,925
                                                                   ------------     ------------
    Total liabilities                                                 2,326,129        2,791,908
                                                                   ------------     ------------

Stockholders' deficiency:
   Preferred stock, par value $.0001 per share,
     Shares authorized: 10,000,000,  issued  600,000 Series A
     convertible shares, none and 120,000 outstanding
     (entitled in liquidation to $120,000 at December 31, 1996)              --               12
  Common stock, par value $.0001 per share,
     Shares authorized: 100,000,000
     Shares issued and outstanding:
      1997 - 11,213,583
      1996 - 7,569,281                                                    1,122            7,569
   Additional paid-in capital                                         9,773,958        8,698,698
   Accumulated deficit                                              (10,170,223)      (9,345,126)
   Less deferred compensation                                           (51,770)         (65,169)
                                                                   ------------     ------------
        Total stockholders' deficiency                                 (446,913)        (704,016)
                                                                   ------------     ------------

Commitments and contingencies

Total liabilities and stockholders' (deficit) equity               $  1,879,216     $  2,087,892
                                                                   ============     ============

The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         NINE MONTHS ENDED               THREE MONTHS ENDED
                                              SEPT. 30,                       SEPT. 30,
                                        1997            1996            1997            1996
                                     -----------     -----------     -----------     -----------
Net revenues                         $ 2,900,332     $ 2,709,014     $ 1,094,736     $ 1,001,620

Cost of sales                          1,747,576       2,041,538         544,011         719,308

                                     -----------     -----------     -----------     -----------
  Gross profit                         1,152,756         667,476         550,725         282,312
                                     -----------     -----------     -----------     -----------

EXPENSES:
Development                               26,806          16,222          11,214              --
Selling and marketing                    428,097         456,768         108,607         188,932
General and administrative             1,236,752       1,573,588         246,371         683,973
Amortization of intangible assets        129,177         168,518          43,059          56,172
Debt conversion expense                       --         309,375              --              --
Loss on conversion below market               --          36,826              --          36,826
                                     -----------     -----------     -----------     -----------
  Total expenses                       1,820,832       2,561,297         409,251         965,903
                                     -----------     -----------     -----------     -----------

Profit (Loss) from operations           (668,076)     (1,893,821)        141,474        (683,591)

OTHER INCOME (EXPENSE):
Other revenues                            25,580          36,427           5,247          (2,779)
Interest expense, net                   (182,601)       (135,109)        (82,686)        (33,180)
                                     -----------     -----------     -----------     -----------
  Total other income (expense)          (157,021)        (98,682)        (77,439)        (35,959)
                                     -----------     -----------     -----------     -----------

Net profit (loss)                    $  (825,097)    $(1,992,503)    $    64,035     $  (719,550)
                                     ===========     ===========     ===========     ===========

Net profit (loss) per share          $      (.09)    $      (.32)    $      .007     $     (0.11)
                                     ===========     ===========     ===========     ===========

Weighted average number of common
 shares outstanding                    9,105,942       6,080,391       9,805,411       6,337,292
                                     ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                   (UNAUDITED)

                                                        PREFERRED STOCK              COMMON  STOCK
                                                  --------------------------     ------------------------   ADDITIONAL
                                                                  .0001 PAR                     .0001 PAR     PAID-IN
                                                   SHARES           AMOUNT       SHARES           AMOUNT      CAPITAL
                                                  -----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                              --             --      5,531,981          5,532      6,179,372
Sales of common stock                                   --             --        186,857            187        218,357
Sales of Class A convertible preferred stock       600,000             60             --             --        599,940
Conversion of preferred to common                 (480,000)           (48)       737,248            737           (689)
Sales to 401K Plan                                      --             --          2,268              2          3,553
Issuance of common stock for:
    Commission due broker                               --             --        100,000            100        130,210
    Consulting services                                 --             --         15,000             15         12,922
    Rental expense                                      --             --          8,000              8         14.717
    Public relations                                    --             --         35,000             35         38,215
    Penalty shares                                      --             --        217,500            217           (217)
    Acquisition revaluations                            --             --        159,702            160           (160)
Issuance of stock options and warrants for:
     Commission due broker                              --             --             --             --          6,516
     Employment agreement with officer                  --             --             --             --        212,500
     Legal services                                     --             --             --             --          7,500
Cancellation of shares due to:
    Employment termination                              --             --        (29,275)           (29)        (1,187)
    Offset of note receivable                           --             --         (5,000)            (5)        (6,511)
Debt conversion                                         --             --        610,000            610      1,283,660
Amortization of deferred compensation                   --             --             --             --             --
Net loss                                                --             --             --             --             --
----------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                       120,000             12      7,569,281          7,569      8,698,698
Sales of common stock                                   --             --      1,564,968          1,565        588,800
Conversion of preferred to common                 (120,000)           (12)       317,126            317           (305)
Sales to 401K plan                                      --             --          2,061              1          1,038
Issuance of common stock for:
    Outside Services                                    --             --        170,000            125         77,963
    Public relations                                    --             --         10,000             10          9,365
    Services - employee                                 --             --          7,500              8          5,992
    Services - directors                                --             --         40,000             40         31,960
    Penalty shares                                      --             --        223,125            151           (151)
    Accrued interest on loan from officer               --             --      1,309,522            131        351,803
Stock split, one-for-ten                                --             --             --         (8,795)         8,795
Amortization of deferred compensation                   --             --             --             --             --
Net loss                                                --             --             --             --             --
----------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                           --             --     11,213,583          1,122      9,773,958
----------------------------------------------------------------------------------------------------------------------

                                                                   DEFERRED         TOTAL
                                                  ACCUMULATED       COMPEN-        DOLLAR
                                                    DEFICIT         SATION         AMOUNTS
                                                  ----------------------------------------
BALANCE, DECEMBER 31, 1995                        (6,093,555)      (110,030)       (18,681)
Sales of common stock                                     --             --        218,544
Sales of Class A convertible preferred stock              --             --        600,000
Conversion of preferred to common                         --             --             --
Sales to 401K Plan                                        --             --          3,555
Issuance of common stock for:
    Commission due broker                                 --             --        130,310
    Consulting services                                   --             --         12,937
    Rental expense                                        --             --         14,725
    Public relations                                      --             --         38,250
    Penalty shares                                        --             --             --
    Acquisition revaluations                              --             --             --
Issuance of stock options and warrants for:
     Commission due broker                                --             --          6,516
     Employment agreement with officer                    --             --        212,500
     Legal services                                       --             --          7,500
Cancellation of shares due to:
    Employment termination                                --          1,216             --
    Offset of note receivable                             --             --         (6,516)
Debt conversion                                           --             --      1,284,270
Amortization of deferred compensation                     --         43,645         43,645
Net loss                                          (3,251,571)            --     (3,251,571)
------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                      (9,345,126)       (65,169)      (704,016)
Sales of common stock                                     --             --        590,365
Conversion of preferred to common                         --             --             --
Sales to 401K plan                                        --             --          1,039
Issuance of common stock for:
    Outside Services                                      --             --         78,088
    Public relations                                      --             --          9,375
    Services - employee                                   --             --          6,000
    Services - directors                                  --        (32,000)            --
    Penalty shares                                        --             --             --
    Accrued interest on loan from officer                 --             --        351,934
Stock split, one-for-ten                                  --             --             --
Amortization of deferred compensation                     --         45,399         45,399
Net loss                                            (825,097)            --       (825,097)
------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997                    (10,170,223)       (51,770)      (446,913)
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                   SEPT. 30,
                                                          ---------------------------
                                                             1997            1996
                                                          -----------     -----------
Cash flows from operating activities:
Net loss                                                  $  (825,097)    $(1,992,503)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
    Gain on sale of trademark                                      --         (31,697)
    Loss on conversion below market                                --          36,826
    Debt conversion expense                                        --         309,375
    Depreciation and amortization                             126,548         130,562
    Amortization of intangibles                               129,177         168,518
    Amortization of deferred compensation                      45,399          32,580
    Loss on disposal of fixed assets                            5,120              --
    Reduction in cost of fixed assets                          88,000              --
    Provision for doubtful accounts                               908            (323)
    Write-off of note receivable from stockholder                  --          93,484
    Interest on loan payable - officer                             --          67,385
    Issuance of options to officer as compensation                 --         112,500
    Issuance of common stock for services and expenses        409,872          16,100
Changes in operating assets and liabilities:
    Accounts receivable                                       (13,817)       (177,400)
    Inventories, net                                           (2,525)         50,810
    Prepaid expenses and other current assets                 (55,589)        (45,851)
    Accounts payable                                          (75,983)        111,826
    Accrued expenses and other liabilities                   (108,744)        129,261
    Payable to related parties                               (189,921)        (23,469)
    Deferred revenues                                         (97,550)             --
                                                          -----------     -----------
       Net cash used for operating activities                (564,202)     (1,012,016)
                                                          -----------     -----------

Cash flows from investing activities:
    Purchases of fixed assets                                 (73,076)        (69,784)
    Net proceeds from sale of trademark                            --          56,697
    Payment of note receivable                                 24,500         (24,500)
    (Increase) decrease in security deposits                  (11,929)        (17,124)
                                                          -----------     -----------
         Net cash used for investing activities               (60,505)        (54,711)
                                                          -----------     -----------

Cash flows from financing activities:
    Proceeds from sale of common stock                        591,404         242,466
    Proceeds from sale of preferred stock                          --         600,000
    Proceeds from loan payable - stockholder, net              13,533         163,944
    Payments of  capital lease obligations                     (7,114)        (15,694)
                                                          -----------     -----------
         Net cash provided by financing activities            597,823         990,716
                                                          -----------     -----------

 Net decrease in cash and cash equivalents                    (26,884)        (76,011)

 Net cash, cash overdrafts and cash equivalents:
     Beginning of period                                       40,863         151,463
                                                          -----------     -----------
     End of period                                        $    13,979     $    75,452
                                                          ===========     ===========

Cash paid during the period for:
     Interest                                             $     5,199     $    29,699
                                                          ===========     ===========
     Taxes                                                $     1,610     $     1,950
                                                          ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

The Company exchanged 600,000 common shares for a $1,000,000 debt on March 31, 1996.

During the quarter ended June 30, 1996, the Company acquired computer equipment pursuant to capital leases of $29,497.

During April 1997, the company exchanged 120,000 common shares for services valued at $60,900 under an annual business development contract which is included in prepaid expenses ($35,525 at September 30, 1997).

The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Advanced Media, Inc. (the "Company") for the nine months ended September 30, 1997 and 1996 have been prepared by management and include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited interim periods. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

3 - LIQUIDITY AND BUSINESS RISKS

The Company incurred a net loss of $825,097 for nine months ended September 30, 1997 and cumulative net losses of $10,170,223 since commencing operations in August 1993. As of September 30, 1997, the Company had a working capital deficit of $640,012 as compared to a working capital deficit of $1,002,654 at December 31, 1996. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding possible equity transactions. $591,404 was raised during the first nine months of 1997 through the sale of equity. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it may be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has a Private Equity Line of Credit, which is presently being restructured, for an aggregate of $1,000,000, of which $250,000 has been received by the Company. The number of shares under this draw down, pursuant to this agreement, have been reserved by the Company. The Company has no other line of credit or other access to debt financing.

4 - DEBT AND EQUITY TRANSACTIONS

On September 30, 1997 the Company issued 1,309,522 shares of its common stock to its Chief Executive Officer as payment for accrued interest on a loan from such officer.

On June 23, 1997, the Board of Directors declared a one-for-ten common stock split effective June 30, 1997. In connection with the reverse stock split, all references in the financial statements to the number of shares, per share amounts, and market prices of the Company's common stock have been restated.

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

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS


4 - DEBT AND EQUITY TRANSACTIONS (CONT.)

In March 1997, the Board of Directors of the Company resolved to issue warrants to purchase an aggregate 500,000 shares of common stock to Suan Investments Corporation ("Suan") and its assignee, Stourbridge Investments ("Stourbridge"), to be divided equally. The warrants become exercisable on September 30, 1997 at an exercise price of $.65, and expire on December 31, 1998. In consideration of the issuance of warrants to purchase 250,000 shares of common stock the aforementioned parties have agreed to extend to June 30, 1997 the interest payment due originally at the time of the conversion of the Suan Investment note to equity. Further, upon payment of the interest the security interest in substantially all of the assets of the Company which collateralizes the Company's obligations will be terminated. The value of the warrants to purchase the balance of the 250,000 shares will be applied against the Company's obligation to provide a value guarantee for 600,000 shares previously issued to Suan and Stourbridge. Payable to related parties includes accrued interest of $131,520 and $96,899 at September 30, 1997 and December 31, 1996, respectively. The Company made a $25,000 payment to the aforementioned investors in July 1997 towards the interest due at June 30, 1997. The Company is presently in default of this agreement and discussing various options to remedy the default.

In April 1997, the Company issued 202,690 shares of its common stock for which the Company received $101,345 before $15,201 in commissions. The Company agreed to attempt to have declared effective by the Securities & Exchange Commission a registration statement on Form S-3 for these shares by July 15, 1997 or be subject to a cumulative penalty of 10% of the amount of shares subscribed. The penalty continues for each thirty-day period for which the registration is not effective. The shares have not been registered to date. Therefore the Company is obligated to issue an additional 40,538 shares as of September 30, 1997. The Company has also agreed that if the value of these shares is not $1.10 on the effective date of the registration statement, it will issue additional shares of equivalent value to such subscribers. The Company is presently in discussions to renegotiate the aforementioned penalties and value guaranty.

On June 9, 1997, the Company entered into a Private Equity Line of Credit Agreement (PELOC) with an Investor Agent for an aggregate purchase price of up to $1,000,000 through June 30, 1998. Under this agreement, the Company issued 699,301 shares of its common stock for $250,000 before commissions and legal fees of $45,900 and 22,727 shares of common stock. The Company has agreed to continue to reserve its stock to satisfy any obligation to issue shares incident to the PELOC. Upon the effectiveness of a registration statement covering the shares to be issued under the PELOC, the Company has the option to set the date of each draw down ("call") provided that the average trading volume over the course of the previous six months preceding each call must be greater than 20,000 shares per trading day. Additional investments or calls under this line, above the $250,000 already drawn down, are at 70% of the average closing bid price of the Company's common stock on the ten days preceding the call date. Under no circumstances will shares in excess of 20% of the Company's current outstanding shares be issued pursuant to this agreement. In the event $500,000 is not drawn down by June 30, 1998, the Company is obligated to issue 100,000 shares of common stock to the investor without further consideration. Under the Registrations Rights Agreement, all shares issued pursuant to the PELOC must be registered for sale under a registration statement to be declared effective by September 30, 1997. In the event the Company fails to obtain or maintain the effectiveness of a registration statement on or before September 30, 1997, the Company shall pay $5,000, and then $7,500 for each thirty-day period commencing November 1, 1997. The Company has committed to draw down an additional minimum $250,000 under this PELOC. The Company is currently negotiating the elimination of the registration requirement since the $250,000 sale of common stock pursuant to the PELOC qualifies for an exemption from registration pursuant to Regulation S.

The PELOC contains an antidilution provision which requires the Company to obtain prior written consent of the Investor Agent in the event the Company desire to issue shares of common stock at a price per share less than the daily closing bid price on the date of issue, issue options, rights or warrants to subscribe for or purchase common stock (or securities convertible into common stock) without consideration or at a price per share (or having a conversion price per share, if a security convertible into common stock) less than the daily closing bid price of the common stock on the date of issue, or in the case of securities convertible into common stock having a conversion price less than the daily closing bid price of the common stock on the date of conversion.

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS


4 - DEBT AND EQUITY TRANSACTIONS (CONT.)

In June 1997, the Company issued 44,250 shares of its common stock for which the Company received $22,125.

In September 1997 and November 1997 the Company refunded $8,500 to certain investors for 17,000 shares of its common stock, which were returned to the Company, due to each investor's inability to qualify as an "accredited investor" and failure to provide appropriate paperwork.

5 - ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following:

Receivables assigned to factor                                        $ 640,784
Less advances from factor                                               398,543
   Due from factor                                                      242,241
Unfactored accounts receivable                                           46,605
Allowance for doubtful accounts                                         (43,097)
                                                                      ---------
                                                                      $ 245,749
                                                                      =========

Pursuant to a factoring agreement the majority of the Company's receivables are assigned on a recourse basis. The factoring charge amounts to 4.25% of the receivables assigned.

6 - RELATED PARTY TRANSACTIONS

Revenue included $75,000 from a corporation who is a shareholder of the Company.


7 - SIGNIFICANT CUSTOMERS

One customer accounted for approximately 50% and 45% of the Company's net revenues during the nine and three months ended September 30, 1997.

8 - INCOME TAXES

At September 30, 1997 the Company has net operating loss carryforwards for tax purposes of approximately $5,900,000, which expire through 2011. Deferred tax assets are comprised of the following:

                                               SEPTEMBER 30,        DECEMBER 31,
                                                   1997                 1996
Gross deferred tax assets                       $ 2,139,875         $ 2,315,939
Valuation allowance                              (2,139,875)         (2,315,939)
                                                -----------         -----------
Net deferred tax asset                          $        --         $        --
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

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS


9 - CONTINGENCIES

Legal Proceedings

On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision Vision ("Decision"), and his wife, also a former employee of Decision, initiated a lawsuit seeking damages of approximately $1,000,000 from the Company, and certain present and former officers. The lawsuit was based on claims arising out of the employees' termination, and also arising out of the sale of the assets of Decision to the Company. The most significant aspect of the lawsuit, pertaining to the acquisition of the assets of Decision by the Company, was dismissed by the court in which the action had been filed, the Superior Court of the State of California, County of San Diego, in a series of rulings between December 1996 and February 1997, when the court dismissed numerous causes of action and the action against all individual defendants and eliminated any possible punitive damages award. The court also dismissed certain aspects of the wrongful termination claims of one of the plaintiffs. The remaining claims, including the rest of the wrongful termination claims of both plaintiffs, relatively insignificant in scope in comparison with the claims pertaining to the acquisition of assets, have been settled and payment by the Company of the total sum of $42,500 has been made. This partial settlement precludes a trial and concludes this matter as to these remaining issues and also concludes the cross-action that the Company had previously filed against the former employee who was the principal stockholder of Decision seeking approximately $53,000 in damages for alleged breaches arising from the same acquisition. The settlement arrangement allows that plaintiffs to appeal the dismissal of the primary claims pertaining to the acquisition to the California Court of Appeal. On March 25, 1997, the plaintiffs filed an appeal regarding the above claims. On August 14, 1997, the Court of Appeals, Fourth Appellate District for the State of California, issued a stipulated settlement agreement regarding the above mentioned claims. This settlement stipulates that the Company pay the plaintiffs $8,000 on October 1, 1997 and $5,000 per month for twelve(12) months commencing November 1, 1997. The Company will receive and return to treasury all original shares issued for the acquisition as well as all penalty shares issued under the value guarantee provisions. As of the date of this filing, the Company has complied with the aforementioned settlement agreement. This settlement concludes this matter as to all remaining issues.

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenue for the nine and three months ended September 30, 1997 increased $191,318 and $93,116, or 7.1% and 9.3%, respectively, as compared to the prior nine and three month period. The increase in revenue is primarily attributable to growth in the Company's sales of interactive system solutions. Additionally the Company's Electronic Commerce division recorded $90,000 of revenue for the nine month period ended September 30, 1997.

Gross profit for the nine and three months ended September 30, 1997 increased $485,280 and $268,413, or 72.7% and 95.1%, respectively, as compared to the prior nine and three month period. Gross margin for the nine and three months ended September 30, 1997 was 39.7% and 50.3%, respectively, versus 24.6% and 28.1%, for the comparable respective periods in 1996. The increase and improvement in gross profit is a direct result of management's ability to transfer its technologies more efficiently from project to project. The increase and improvement is also attributable to the Company's cost-cutting initiatives, reduced legal fees and overall improved productivity.

Expenses for the nine and three months ended September 30, 1997 declined $740,465 and $556,652, or 28.9% and 57.6%, respectively. The majority of the variance was caused by a non-recurring charge for debt conversion expense, $309,375, related to the costs associated with inducing Suan Investments Corporation to retire their outstanding debt in the first quarter of 1996 in exchange for the Company's equity. The decline is also attributable to the Company's cost-cutting initiative and increase in employee productivity. Selling and marketing expense for the nine and three months ended September 30, 1997 decreased $28,671 and $80,325, or 6.3% and 42.5%, respectively, of which $37,591 and $11,096 reflects selling costs incurred in the new electronic commerce division for the respective nine and three months periods ended which started up in September 1996. General and administrative expenses for the nine months ended September 30, 1997 decreased $336,836 or 21.4% and $437,602, or 64.0% for the three months ended September 30, 1997, of which $161,174 and $46,479 reflects costs related to the Company's new electronic commerce division for the respective nine and three month period in 1997. Legal expenses declined approximately $113,000 for the three month period ended September 30, 1997 as compared to the same period ended September 30, 1996 resulting in the overall decrease in general and administrative expenses during the quarter. The decrease of $39,341 and $13,113, or 23.3% for both periods, in amortization of intangible assets is related to the reduction in goodwill recorded by the Company in the fourth quarter of 1996 and is reflected as an impairment loss.

Other income (expense) reflects higher interest charges during the quarter ended September 30, 1997 versus the same period in 1996 related to interest on advances to the chief executive officer at an increased interest rate of 14% retroactive to January 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, l997, the Company had a net capital deficiency of $825,097, a working capital deficit of $640,012 and has sustained cumulative losses of $10,170,223 since commencing operations in August 1993. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding additional equity transactions. $591,404 was raised during the first nine months of 1997 through the sale of equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it may be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has a Private Equity Line of Credit, which is presently being restructured, for an aggregate of $1,000,000, of which $250,000 has been received by the Company. The number of shares under this draw down, pursuant to this agreement, have been reserved by the Company. The Company has no other line of credit or other access to debt financing.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision Vision ("Decision"), and his wife, also a former employee of Decision, initiated a lawsuit seeking damages of approximately $1,000,000 from the Company, and certain present and former officers. The lawsuit was based on claims arising out of the employees' termination, and also arising out of the sale of the assets of Decision to the Company. The most significant aspect of the lawsuit, pertaining to the acquisition of the assets of Decision by the Company, was dismissed by the court in which the action had been filed, the Superior Court of the State of California, County of San Diego, in a series of rulings between December 1996 and February 1997, when the court dismissed numerous causes of action and the action against all individual defendants and eliminated any possible punitive damages award. The court also dismissed certain aspects of the wrongful termination claims of one of the plaintiffs. The remaining claims, including the rest of the wrongful termination claims of both plaintiffs, relatively insignificant in scope in comparison with the claims pertaining to the acquisition of assets, have been settled and payment by the Company of the total sum of $42,500 has been made. This partial settlement precludes a trial and concludes this matter as to these remaining issues and also concludes the cross-action that the Company had previously filed against the former employee who was the principal stockholder of Decision seeking approximately $53,000 in damages for alleged breaches arising from the same acquisition. The settlement arrangement allows that plaintiffs to appeal the dismissal of the primary claims pertaining to the acquisition to the California Court of Appeal. On March 25, 1997, the plaintiffs filed an appeal regarding the above claims. On August 14, 1997, the Court of Appeals, Fourth Appellate District for the State of California, issued a stipulated settlement agreement regarding the above mentioned claims. This settlement stipulates that the Company pay the plaintiffs $8,000 on October 1, 1997 and $5,000 per month for twelve(12) months commencing November 1, 1997. The Company will receive and return to treasury all original shares issued for the acquisition as well as all penalty shares issued under the value guarantee provisions. As of the date of this filing, the Company has complied with the aforementioned settlement agreement. This settlement concludes this matter as to all remaining issues.

Item 2. Changes in Securities

        On June 23, 1997, the Board of Directors declared a one-for-ten common stock split effective June 30, 1997.

Item 3. Defaults Upon Senior Securities

        The Company is in default of an interest payment to Suan Investments Corporation, and its assignee, Stourbridge Investments, in the approximate amount of $80,000 at July 31, 1997. The Company is currently in negotiations with such investors to remedy such default.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

(b)      Reports on Form 8-K:
         There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ADVANCED MEDIA, INC.



Date: 11/14/97                      By /s/ Hans Kaemmlein
     ------------                     ---------------------------
                                    Hans Kaemmlein, Chairman of the Board,
                                    President and Chief Executive Officer