Form 10KSB
period 1997-12-31
ADVANCED MEDIA INC
filed 1998-09-29
CIK 932779

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) 15, ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

Commission file number 0-25112

                              ADVANCED MEDIA, INC.
                 (Name of small business issuer in its charter)


      Delaware                                              11-2899603
      --------                                              ----------
(State or other jurisdiction of                            (IRS employer
incorporation or organization)                            identification no.)

80 Orville Drive
Bohemia, New York                                             11716
------------------                                            -----
(Address of Principal Executive Offices)                    (Zip Code)

Issuer's telephone number including area code    (516) 244-1616

Securities registered pursuant to Section 12(b) of the Act:


   Title of each class               Name of each exchange on which registered
   -------------------               -----------------------------------------
         None                                          None



Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Revenues for the fiscal year ended December 31, 1997 were $3,651,739.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 1998 was $2,301,849 based on the average bid and asked prices of the Common Stock on such date of $.1175. As of July 31, 1998, the registrant had 19,590,203 outstanding shares of Common Stock.

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

THE COMPANY

The Registrant is a corporation which was formed on January 25, 1988 under the name of "Seaford Ventures, Inc." under the laws of the State of Delaware, for the original purpose of establishing, acquiring or combining with a profitable business entity. From inception through July 1993, Registrant had no operations, no revenues and minimal expenses. In August 1993, Registrant changed its name to "Advanced Media, Inc." and was restructured primarily to engage in the research, development and sale of proprietary interactive multimedia technologies, the integration and resale of computer hardware and software products, and the delivery of technical consulting and design services to the corporate, institutional and professional marketplace. During 1996, the Company began to focus part of its energies on developing an electronic commerce model, whereby interactive multimedia applications previously developed and suitable for consumer use are utilized over the Internet in a fully secure transaction-based environment. The Company's executive offices are located at 80 Orville Drive, Bohemia, New York 11716; with telephone number (516) 244-1616.

The Company believes that within the electronic commerce model, numerous opportunities exist for the Company to participate in revenue-generating activities, either singularly or in combination with other companies, to meet the needs of its customers. These activities include electronic commerce product sales on the Company's Internet Sites, electronic commerce front-ends (web/kiosk site design), and electronic commerce back-ends (transaction processing, including security, credit, computer facilities and hosting, and communication services).

They also include electronic commerce creative services such as interactive advertising, marketing, sales and project design. Finally, the Company expects to engage in the development and sale of complete electronic commerce systems. These systems are anticipated to include transactional and non-transactional kiosks with and without web connections (stand-alone, networked, with ATM's), including all hardware, software and value added service options (teleconferencing, music, television).

In addition to the electronic commerce activities initiated in 1996, Registrant also specializes in designing and selling interactive multimedia systems (comprised of computer hardware, software licensed to Registrant and Registrant's proprietary software) which is designed to enable businesses and institutions to market products and services and deliver information, products and services to customers in an attractive, convenient, cost-effective fashion. In addition to the design and sale of these systems, Registrant sells packaged, proprietary multimedia and multimedia authoring software under its trademarks, Media Master and Multimedia Studio, which are designed to enable users to design and implement their own interactive multimedia applications. Registrant also offers technical consulting and training services in the areas of hardware/software integration, project management and multimedia application development and implementation for those businesses which do not have the skills to implement their own interactive multimedia applications. In conjunction with the above activities, Registrant is also a system integrator and software reseller.

Registrant's developed products and proprietary technologies all relate to: (i) a visual multimedia authoring system, (ii) an interactive multimedia database,
(iii) digital video, (iv) audio communications, and (v) Internet strategies. These are designed to enable Registrant and/or its customers to create and build interactive, Internet, and CD-ROM based systems, which have a multitude of commercial business applications. Registrant's proprietary technology and technical design services have, to date, already been applied to: the development of interactive retail point-of-sale kiosk systems, CD-ROM title development, interactive sales presentation systems, interactive graphics and animation systems, point-of-information kiosks, interactive sales and distribution systems, computer-aided design systems and interactive hotel concierge information systems. Registrant also provides web-based electronic commerce sites for the sale of other parties' software, retail goods, and certain other vertical, transaction-driven products. Since the marketplace for multimedia and Internet technology is in its infancy stage, the full breadth of the applications of Registrant's technologies are not yet fully known and are believed by management to have not yet been fully exploited.

Except as otherwise indicated, all references to shares of the Registrant's common stock gives retroactive effect to the 1-for-10 reverse stock split effected as of the close of business on June 23, 1997.

ACQUISITION OF VISION IMAGING, INC.

In November 1993, for consideration consisting of 183,697 shares of Registrant's common stock (after giving effect to the issuance of 83,697 shares in December 1995 pursuant to a value guaranty), Registrant acquired substantially all of the assets and selected liabilities of Vision Imaging, Inc. ("Vision"), an interactive multimedia technology company located in Fountain Valley, California.

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

Prior to its acquisition by Registrant, Vision and its affiliate, VI Partnership, had a history of net operating losses. These combined net operating losses were, respectively, $25,042, $30,211 and $25,938 for the year ended December 31 1991, the nine month period ended September 30, 1992 and for the year ended September 30, 1993 on corresponding revenues of $307,026, $482,304 and $761,732.

DISCONTINUED OPERATIONS

In December 1993, June 1994 and August 1994 Registrant acquired, respectively, selected assets and liabilities of Decision Vision, Inc. ("Decision"), all of the outstanding capital stock of Pyros Computer Corporation ("Pyros"), and substantially all of the assets and certain liabilities of Computer Niche, Inc. ("Computer Niche"). Decision and Pyros were located in Southern California. Computer Niche was located in Schenectady, New York. The operations of Decision, Pyros, Computer Niche were discontinued by the company in 1995, 1996, and 1997 respectively - see footnote 6 of the Financial Statements.

INTERACTIVE MULTIMEDIA SYSTEMS

The Registrant has developed interactive multimedia systems which are typically comprised of an Intel Pentium processor-based personal computer with MPEG video encoded playback, CD-ROM data storage, touch screen monitor, large screen video display, speakers, and printer, and frequently additional special purpose components such as credit card readers and money acceptors. These systems are used by Registrant's customers for sales, merchandising, marketing, entertainment and information applications including point-of-sale, full motion video presentations and theme park attractions. For a point-of-sale application, these systems are frequently networked over telephone lines to permit Registrant's business customers to present sales messages to consumers at sites remote from their sales locations, to accept and process orders, to accumulate data from both buyers and browsers and to assemble and analyze the orders and consumer data from all remote systems at one central location. Typically, the system plays a high impact message on its large screen display allowing the customer to use the system and instructing the customer on how to begin to use the touch screen display. Using the touch screen to select areas of interest, the consumer can view and hear about products and services which they can buy through the system with their credit card. The products are usually delivered by mail within a few days.

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

At NAPTE '94, an entertainment tradeshow in New Orleans, the Registrant introduced Digital Premier TM - which it believes is an effective way to present video at the touch of a finger. This interactive sales and marketing tool utilizes a PC-based system controlling MPEG1 video clips, which are digitally stored as individual files on the computer hard drive. It is a system that is designed to alleviate problems related to cueing videotape, flipping laser discs, and changing CD-1 discs and to easily allow sales executives instant access to the information they need.

In 1996, the Registrant introduced the Digital PremiereTM VISi/oN system, a complete portable office and sales presentation system operating on an IBM ThinkPad notebook computer. The system incorporates all the capabilities of the Company's desk top version, plus the ability to create custom presentations, import Microsoft's PowerPoint slides, perform return on investment calculations, plus interface to a client's word processor, fax and contact management software. A unique virtual office interface is designed to provide access to all the software components and greatly simplify the operation. The VISi/oN system is sold on a two or three year license basis. A large entertainment company became the Registrant's first VISi/oN customer in January 1997.

Another of the Registrant's proprietary products is its Guest Management System ("GMS"). This is a database management system designed to track and hold important collector information such as customer identification, purchase history, areas of interest, and direct marketing status. When this information is obtained, the GMS intelligence provides searching, sorting, and reporting functions. The GMS system allows store personnel to gather and maintain collector information such as name, address, and phone number, as well as to generate a unique collector number for each new customer. It also tracks the starting date of the particular collector, last purchase information, and registers sales associates - while tracking the particular areas of interest of a particular collector. The GMS system provides an iconic interface, which allows store personnel to access system controls through easily recognizable graphic icons (compared to cumbersome menuing systems). By visually selecting the Artist's image icon and selecting the By Collector search button, and pressing the Report icon, a report based on this search criteria is automatically generated. This iconic interface is designed to not only improve the ease of use of the marketing system, but to allow the user to access information quickly. Management believes this exclusive database management system has valuable possibilities for any firm that wishes to acquire demographic information about its consumers for future marketing and sales activities.

Customers for whom Registrant and its acquired predecessors have developed such point-of-sale and point-of-information systems are among the Fortune 500, and within the entertainment, hotel, retail, and automobile industries. Sales, application development, and rentals of these systems have consistently improved, from approximately 50% to 52% of total sales for the periods ended December 31, 1996 and 1997, respectively.

In February 1997, the Company, in conjunction with a strategic partner, signed the "97 Rollout Contract" with General Nutrition Corporation ("GNC"), its largest customer, to install approximately 384 interactive reference kiosks through approximately February 1998. The kiosks were expected to be placed in 184 existing GNC company stores and 200 new franchises that GNC was expected to open through January 1998. The Company's portion of revenues derived from the Rollout Contract is approximately $1.7 million. In March 1998, the Company and its strategic partner agreed to cancel their joint venture. Due to the cancellation of this joint venture, the Company anticipates no additional revenue to be earned from this project.

MULTIMEDIA TOOLS PUBLISHING AND DISTRIBUTION

The acquisition of the assets and the computer source code software of Vision and VI Partnership, respectively, provided Registrant with the following significant technology and products: Visual Authoring, Interactive Network System, Kiosk Control System, Digital Video Module, Media Master, Multimedia Studio and Media Master Professional. These software products are used to author and present interactive multimedia presentations on IBM compatible personal picture quality video, substantially reducing the time and effort required by utilizing conventional methods. Sales of proprietary software represented approximately .2% and 1.0%, of total sales for the periods ended December 31, 1997and 1996 respectively.

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

Sales of technical and creative services represented approximately 1% and 2% of total sales for the periods ended December 31, 1997and 1996 respectively.

ACQUISITION STRATEGY

The interactive multimedia technology market is currently very fragmented. Many of the companies in this industry were founded to develop a particular graphic application or a particular commercial opportunity.

Registrant is evaluating the possible expansion of its operations through strategic acquisitions of companies which have complimentary technologies and/or an established distribution base. Registrant anticipates that it will explore these types of acquisitions at least through the end of 1998. Registrant has not entered into any definitive agreements with respect to any such acquisition. Despite the fact that various negotiations are ongoing, there can be no assurance that Registrant will consummate any potential acquisition or, if completed, that any such acquisition will be profitable for Registrant.

MANUFACTURING

Registrant does not manufacture any of its systems products or any of the software which it resells, but rather they are purchased directly from their manufacturers or from distributors for wholesale and retail distribution. However, Registrant does develop its proprietary software products and fabricates and assembles its own interactive multimedia systems which are custom designed to each customer's specific needs. Manufacturing of these systems is performed at Registrant's facilities in Costa Mesa, California. There is a sufficient supply of raw materials and multiple vendors who provide those raw materials to the Company.

MARKETING ,SALES AND DISTRIBUTION

As of July 31, 1998 Registrant had a marketing and sales force of 3 full-time employees who market and sell systems, software and services. In addition to its own sales force, Registrant currently has one United States distributor for its Multimedia Studio and Media Master Professional products. The loss of any of these distributors would not have a materially adverse impact on the Registrant's operating results or financial position.

MAJOR CUSTOMER

One customer (General Nutrition Center, Inc.) accounted for approximately 40% and 24% of the Company's revenues during the years ended December 31, 1997 and 1996, respectively.

BACKLOG

Registrant generally ships systems and software product orders as they are received. As of December 31, 1997 there was no backlog of orders. Backlog is not an indicator of future sales since backlog orders are filled rapidly.

SEASONALITY

Seasonality does not have a material impact upon Registrant's revenues.

REGULATION

The Registrant's activities are subject to various environmental, health and employee safety laws. The Registrant has expended both financial and managerial resources designed to assure that Registrant complies with applicable environmental, health and worker safety laws in its operations and at its facilities and anticipates that it will continue to do so in the future. The Registrant does not require any governmental approval of its principal products or services. Compliance with environmental laws has not historically had a material effect on the Registrant capital expenditures, earnings or competitive position, and the Registrant does not anticipate that such compliance will have a material effect on the Registrant in the future. Although the Registrant believes that it is generally in compliance with all applicable environmental, health and worker safety laws, there can be no assurance that additional costs for compliance will not be incurred in the future or that such costs will not be material.

INTELLECTUAL PROPERTY

The Registrant regards certain of its software and design techniques as proprietary and attempts to protect such software and techniques under copyright, trademark and trade secret laws, as well as through contractual restrictions on disclosure, copying and distribution. Registrant owns no patents on any of its proprietary technology, but does own a registered copyright for AutoSoft. Registrant also has the following trademarks which are registered in the State of California: (i) Hyperbutton Authoring Technology; (ii) Multimedia Studio; (iii) IMAGEBASE; (iv) VISUAL AUTHORING; and (5) Cinema Desktop Video Producer. Registrant plans to actively pursue intellectual property protection of its proprietary technologies, although no assurance can be given that such protection will be acquired or, if acquired, that it will be adequate to protect Registrant's proprietary interests from duplication and use by third party competitors. Registrant spent $39,516 and $39,893, in the development of proprietary software and customized applications for specific customers for the periods ended December 31, 1997 and 1996, respectively.

COMPETITION

Registrant encounters significant direct competition for all of its existing products and services, and in areas where the Registrant intends to do business. Competitive factors include price and service for the resale of systems and software components, quality of application and speed of delivery for technical and creative services, features and price for proprietary interactive software, and alliances companies have made in vertical market initiatives. Registrant's competitors range from small companies which have a particular market niche to large companies with greater financial, technical and marketing resources than those of Registrant. Companies with greater financial resources than Registrant may undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and be able to sustain net operating losses for a longer period of time while developing their products and markets.

EMPLOYEES

As of July 31, 1998, Registrant had a total of 7 full-time employees, of which 4 are based in New York and 3 in California. Of such employees, 2 were engaged in marketing and sales and 1 in related customer support services, 1 was engaged in research and product development, 1 in project management and installation, and 2 in financial and administrative areas. None of Registrant's employees is represented by a labor union. Registrant has not experienced any work stoppages and considers relations with its employees to be good. Registrant has not experienced substantial difficulties in attracting qualified personnel. Its location in southern California provides the Company with a large pool of potential employees familiar with Registrant's categories of technology.

ITEM 2.  PROPERTIES

Registrant leases approximately 2,500 square feet of space at 80 Orville Drive, Bohemia, New York 11716, where it maintains its principal executive office, pursuant to a month-to-month lease at the annual rate of $42,000. Registrant also leases approximately 6,665 square feet of space in Costa Mesa, CA which lease terminates on September 30, 1998.

Registrant believes that adequate facilities are available at competitive prices at or near each location where Registrant currently leases space, though there are no assurances that the company shall be successful in acquiring additional space in California.

ITEM 3.  LEGAL PROCEEDINGS

         On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision, and his wife, also a former employee of Decision, initiated a lawsuit seeking damages of approximately $1,000,000 from the Company, and certain present and former officers. The lawsuit was based on claims arising out of the employees' termination, and also arising out of the sale of the assets of Decision to the Company. The most significant aspect of the lawsuit, pertaining to the acquisition of the assets of Decision by the Company, was dismissed by the court in which the action had been filed, the Superior Court of the State of California, County of San Diego, in a series of rulings between December 1996 and February 1997, when the court dismissed numerous causes of action and the action against all individual defendants and eliminated any possible punitive damages award. The court also dismissed the wrongful termination claims of both former employees. On March 25, 1997, the Plaintiff filed an appeal regarding the above claims. On August 14, 1997, a settlement was reached which required the Company to make a one time cash payment of $8,000 on or before October 1, 1997, and then make twelve monthly payments of $5,000 commencing November 1997, for a total cash settlement of $68,000. For each cash payment made to the plaintiff, the plaintiff is to return to the Company, shares of the Company's common stock held by plaintiff. A total of 91,429 shares are to be returned to the Company in proportion to the cash payments received by the Plaintiff. The Company recorded litigation expense of $43,000 in 1997 as a result of this settlement and will record the repurchase of common stock (at its $.27 fair value per share at the time of settlement) as cash payments are made. Any breach of the stipulation settlement will cause all appeals previously made to be reactivated and the Company would receive credit for any cash payments made. The Company has made timely payments through September 1998.

         On April 21, 1998, a complaint entitled " Imperial Bank Realty Company, Inc. v. Advanced Media, Interactive, et al." was filed by the landlord of the Company's California office, in the Orange County, California Superior Court. The Company had not paid all rent due under the lease agreement and the landlord sought eviction of the Company. On July 6, 1998, a judgment against the Company was awarded to the landlord. The judgment amounted to approximately $42,000 including attorney's fees and past rent due for the months of December 1997 through May 1998. The judgment also stipulates that the Company must pay their July and August rents timely, and the rent for June is to be paid in two installments, half on or before July 15, 1998 and half on or before August 17, 1998. Further, the Company will be required to vacate the premises by the end of September 1998. The Company is currently seeking alternative office space, but there can be no assurances that the Company will be successful.

         On May 11, 1998, a complaint entitled " Autodesk Inc. v. Advanced Media Interactive, et al." was filed in the Marin County, California Superior Court against the Company for breach of contract and also for nonpayment for various products and software licenses. The complaint seeks damages of approximately $136,000 plus interest, attorney fees and costs. Management intends to contest this complaint vigorously and an answer was filed on August 12, 1998, which asserts multiple defenses and the Company is also seeking to pursue a cross complaint. The case is still in the preliminary pleading stages and the Company is unable to predict the ultimate outcome of this claim. Accordingly, no adjustments have been made in the financial statements for any potential losses.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Registrant's common stock trades principally on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "ADVI". The following table sets forth the range of quarterly high and low bid prices for Registrant's common stock for the two most recent fiscal years, as provided by the National Quotation Bureau. The bid quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. Management believes that trading activity is very limited and is light and sporadic. All stock prices have been retroactively restated to reflect the Company's 1 for 10 reverse stock split effective for stockholders of record as of the close of business on June 23, 1997.


                                 Common Stock
                           -------------------------
                           High Bid          Low Bid
                           --------         --------
1998:
Quarter Ending

March 31                   $    .34         $    .10
June 30                         .18              .10

1997:
Quarter Ending

March 31                   $   1.75         $    .50
June 30                         .90              .20
September 30                    .50              .19
December 31                     .69              .19

1996:
Quarter Ending

March 31                   $   7.50         $    .60
June 30                        3.40              .60
September 30                   3.50              .20
December 31                    2.20              .70

Registrant's outstanding warrants have not been registered, and accordingly, there has been no trading activity to date. The number of holders of the Registrant's common stock as of July 31, 1998 was approximately 300. There have been no dividends declared or paid on the common stock to date, and the Company has no current intention to declare or pay any such dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Selected Financial Data and the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

Revenue is generated from the sale of systems and non-proprietary software, from the sale of proprietary software, from services provided in developing customized multimedia application software and systems, and from training related to computer aided design software. Revenue for 1997 increased $308,122 or 9.2%, from $3,343,617 in 1996 to $3,651,739 in 1997. This increase in revenues was due to sales of other software.

Revenues generated from application development and sales of interactive systems totaled $1,703,654, or 46% of total revenues in 1997, as compared to $1,174,926, or 35% of total revenues in 1996. Revenues generated from the sale of systems and non-proprietary software (non-integrated systems) totaled $1,320,333, or 36% of total revenues in 1997, as compared to $1,356,805, or 41% of total revenues in 1996. Approximately $1Million of software sales that had been generated by the Albany facility will not recur due to the discontinuation of operations at the Albany facility in May 1998. Revenues generated from proprietary software sales totaled $6,974, or less than 1% of total revenues in 1997, as compared to $35,547, or 1% of total revenues in 1996. Revenues generated from trade show service sales and rentals of interactive systems totaled $354,762, or 10% of total revenues in 1997, as compared to $511,365 or 15% of total revenues in 1996. Revenues generated from Internet services totaled $30,000 or 1% of total revenues for 1997. Revenues generated from training services totaled $197,461, or 5% of total revenues in 1997, as compared to $202,141, or 6% of total revenues in 1996. Revenues generated from services performed on behalf of customers totaled $38,555 or 1% of total revenues in 1997, as compared to $62,832 or 2% of total revenues in 1996.

Gross profit reflects a 35.6% margin in 1997 compared to a 25.3% margin in 1996. The margin has improved slightly due to better production management methods installed by management in 1996.

Development expenses declined $377 or less than 1%, from $39,893 in 1996 to $39,516 in 1997. As a percentage of revenues, development expense was approximately 1% in both 1996 and 1997.

Selling and marketing expenses decreased $58,824 or 8.8%, from $671,791 in 1996 to $612,967 in 1997 due to the discontinuation of the systems integration effort in the California facility. Sales commissions declined from $32,376 in 1996, or 1% of revenue, to $25,190 or less than 1% of revenue in 1997. As a percentage of revenues, selling and marketing expenses were 16% in 1997 versus 20% in 1996.

General and administrative expenses decreased $382,841 or 17.1%, from $2,244,141 in 1996 to $1,861,300 in 1997. As a percentage of revenues, general and administrative expenses were 51.0% in 1997 versus 67.1% in 1996. The decrease in general and administrative expenses is attributable to the Company's continuous efforts to streamline internal costs and restructuring of its internal operations .

Interest expense increased $544, from $212,282 in 1996 to $212,826 in 1997.

During 1997 management determined that net future cash inflows resulting from the business derived from the Albany facility would not recover the amount of unamortized goodwill. As a result an impairment loss of $ 75,879 was recorded, which reflects the unamortized balance of goodwill that was associated with the Albany facility. During 1998 management closed the operations at the Albany facility.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

YEARS ENDED DECEMBER 31, 1996 AND 1995 (CONTINUED)

Revenues generated from proprietary software sales totaled $35,547, or 1% of total revenues in 1996, as compared to $126,998, or 5% of total revenues in 1995. Revenues generated from trade show service sales and rentals of interactive systems totaled $511,365, or 15% of total revenues in 1996, as compared to $354,469 or 13% of total revenues in 1995. Revenues generated from training services totaled $202,141, as compared to $149,002 or 6% in both 1996 and 1995. Revenues generated from services performed on behalf of customers totaled $62,832, as compared to $48,960 or 2% in both 1996 and 1995.

Gross profit reflects a 25.3% margin in 1996 compared to a 24.3% margin in 1995. The margin has improved slightly due to better production management methods installed by management in 1996. Unfortunately, the improvements were offset by lost margin on trade show services and rentals.

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

General and administrative expenses increased $88,757 or 4%, from $2,155,384 in 1995 to $2,244,141 in 1996. As a percentage of revenues, general and administrative expenses were 67.1% in 1996 versus 81% in 1995. The increase in general and administrative expenses is attributable to: (a.) the Company's increase in legal expenditures from approximately $250,000 in 1995 to $342,000 in 1996 in connection with the Company's defense in the litigation described in
Part I, item 3 and Note 14 of the accompanying financial statements aggregating $242,500 in 1996 (including the $42,500 settlement) versus approximately $20,000 in 1995, and (b.) the chairman and chief executive officer's compensation (such amounts were payable in options) for which the Company recorded $150,000 of expense for the year ended December 31, 1996 ($62,500 was recorded in 1995), and (c.) an additional approximate $120,000 was incurred in costs associated with the startup of the electronic commerce division and other internet strategies in the last quarter of 1996. These increases were partially offset by savings in administrative salaries of approximately $180,000 resulting from the Company's efforts to streamline internal costs under its control.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had a net capital deficiency of $1,165,065, a working capital deficit of $1,138,825 and has sustained cumulative losses of $10,994,290 since commencing operations in August 1993. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding possible equity transactions. Additional equity funding of approximately $587,000 (net of commissions) was raised in 1998, see Note 15 to the financial statements. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it will be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has no line of credit or other access to debt financing from any financial institution.

Accordingly, as a result of continued operating losses, the use of significant cash in operations and the lack of sufficient funds to execute its business plan, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the financial statements to record the results of the ultimate outcome of this uncertainty.

The Company's stock price has steadily declined since January 1996. Additionally, see Note 15 to the financial statements which details the private placement activity of the Company during 1998 and summarizes the potential dilution to the Company's common stock pursuant to outstanding value guarantee provisions. This made it difficult for the Company to raise additional equity capital without significant dilution to present shareholders. The Company is further hampered by its inability to obtain bank financing and the fact that all of its assets are pledged as collateral to Suan Investments and its assignee, Stourbridge Investments.

The cash balance of $2,709 as of December 31, 1997 is not subject to any restrictions or compensating balance arrangements.

None of Registrant's outstanding warrants or options were exercised in 1997.

YEAR 2000

The Company's IT and Non-IT systems are being sourced from outside suppliers (i.e. Microsoft) and are consequently Year 2000 compliant. The Company does not anticipate incurring additional costs in conjunction with the Year 2000 issues. In a worst case scenario, however, the Company would change from a non-compliant Year 2000 vendor to a compliant Year 2000 vendor. In such a case, insignificant costs would be incurred. Costs associated with such upgrades would be expensed as incurred and will not have a material impact on the Company's results of operations, nor the ability to provide the necessary requirements for the Company's operations.

The Company's software products, which are using third party Year 2000 compliance technology, do not carry any warrantees or other contractual commitments under which the Company's clients have recourse for modifications. If their systems do not interact with our Year 2000 compliant databases, the Company would issue additional work orders to solve any client concerns in this regard.

The Company's present suite of products uses FoxPro Data File formats, better known as XBase format and stores dates as long data format which is depicted by the picture mmddyyyy (i.e. 09291998). Consequently, the Company's product offerings are Y2K compliant.

FORWARD-LOOKING STATEMENTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, WORDS SUCH AS "ANTICIPATE," "BELIEVE," "EXPECT," "INTEND" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT, IDENTIFY FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS INCLUDING, BUT NOT LIMITED TO, FINANCING, OPERATIONAL SPENDING, REVENUE LEVELS, THE EFFECT OF BUSINESS AND ECONOMIC CONDITIONS AND THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING. SUCH STATEMENTS REFLECT THE CURRENT VIEWS OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO THESE AND OTHER RISKS, UNCERTAINTIES AND ASSUMPTIONS RELATING TO THE OPERATIONS, RESULTS OF OPERATIONS, GROWTH STRATEGY AND LIQUIDITY OF THE COMPANY.

ITEM 7.  FINANCIAL STATEMENTS



                              ADVANCED MEDIA, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996






                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT .................................          F-1

REPORT OF INDEPENDENT ACCOUNTANTS.............................          F-2

BALANCE SHEET.................................................          F-3

STATEMENTS OF OPERATIONS .....................................          F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT ................          F-5

STATEMENTS OF CASH FLOWS .....................................          F-6

NOTES TO FINANCIAL STATEMENTS ................................   F-7 - F-26

Board of Directors and Stockholders
Advanced Media, Inc.
Bohemia, New York


                         INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheet of Advanced Media, Inc. as of December 31, 1997 and the related statements of operations, changes in stockholders' defecit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditign standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Media, Inc. as of Decmeber 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Hays & Company
July 7, 1998, except for Note 15
which is dated September 15, 1998
New York, New York

To the Board of Directors and
Stockholders of Advanced Media, Inc.



                      REPORT OF INDEPENDENT ACCOUNTANTS

In our opinion, the accompanying statements of operations, changes in stockholders' deficit and cash flows present fairly, in all material respects, the results of operations and cash flows of Advanced Media, Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



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









/s/ Price Waterhouse LLP
Melville, New York
April 11, 1997

                              ADVANCED MEDIA, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1997


ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                               $      2,709
     Accounts receivables, net allowance for doubtful accounts of
        $123,097                                                                  195,121
     Inventories                                                                   53,010
     Prepaid expenses and other current assets                                     74,535
                                                                             ------------
            Total current assets                                                  325,375

Fixed assets, net                                                                 290,085
Intangible assets, net of accumulated amortization of $1,969,072                  818,628
Other assets                                                                       43,882
                                                                             ------------

            Total assets                                                     $  1,477,970
                                                                             ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable                                                        $    849,712
     Payable to related parties                                                    27,578
     Deferred revenue                                                             140,000
     Accrued expenses and other liabilities                                       430,785
     Current portion of capital lease obligations                                  16,125
                                                                             ------------

            Total current liabilities                                           1,464,200

Loan payable - stockholder                                                      1,155,537
Capital lease obligations, net of current portion                                  23,298
                                                                             ------------
            Total liabilities                                                   2,643,035
                                                                             ============
COMMITMENTS AND CONTINGENCIES  (Notes 2,3,5,7,8,11,12,14,15)

STOCKHOLDERS' DEFICIENCY
     Preferred stock, par value $0.0001 per share;
        shares authorized: 10,000,000
        shares issued and outstanding at December 31, 1997: none                     --
     Common stock, par value $0.0001 per share;
        shares authorized: 100,000,000
        shares issued and outstanding at December 31, 1997: 16,836,365              1,685
     Additional paid-in capital                                                 9,851,669
     Accumulated deficit                                                      (10,994,290)
     Deferred compensation                                                        (24,129)
                                                                             ------------

            Total stockholders' deficiency                                     (1,165,065)
                                                                             ------------
     Total liabilities and stockholders' deficiency                          $  1,477,970
                                                                             ============

The accompanying notes are an integral part of these financial statements

                              ADVANCED MEDIA, INC.

                            STATEMENTS OF OPERATIONS


                                                      Year ended December 31,
                                                 --------------------------------
                                                    1997                 1996
                                                 ------------        ------------

NET REVENUE                                      $  3,651,739        $  3,343,617

COST OF SALES                                       2,348,744           2,499,228
                                                 ------------        ------------

Gross profit                                        1,302,995             844,389
                                                 ------------        ------------

EXPENSES
     Development                                       39,516              39,893
     Selling and marketing                            612,967             671,791
     General and administrative                     1,861,300           2,244,141
     Amortization of intangible assets                172,236             224,690
     Impairment loss                                   75,879             393,426
                                                 ------------        ------------

            Total expenses                          2,761,898           3,573,941
                                                 ------------        ------------

Loss from operations                               (1,458,903)         (2,729,552)
                                                 ------------        ------------

OTHER INCOME (EXPENSE)
     Interest expense                                (212,826)           (212,282)
     Debt conversion expense                             --              (309,375)
     Other, net                                        22,565                (362)
                                                 ------------        ------------

            Total other expenses                     (190,261)           (522,019)
                                                 ------------        ------------

NET LOSS                                         $ (1,649,164)       $ (3,251,571)
                                                 ============        ============

Basic and diluted net loss per share             $      (0.16)       $      (0.51)
                                                 ============        ============


Weighted average common shares outstanding         10,523,805           6,328,852
                                                 ============        ============

The accompanying notes are an integral part of these financial statements

                              ADVANCED MEDIA, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                                     Preferred stock                      Common stock
                                                              -----------------------------     ----------------------------

                                                               Number of                          Number of
                                                                shares          Par value         shares          Par value
                                                              ------------     ------------     ------------     ------------
BALANCE, JANUARY 1, 1996                                              --       $       --         55,319,810     $      5,532

One-for-ten reverse common stock split                                --               --        (49,787,829)          (4,979)
Sales of common stock                                                 --               --            186,857               19
Sales of Class A convertible preferred stock                       600,000               60             --               --
Conversion of preferred to common                                 (480,000)             (48)         737,248               74
Sales to 401(k) Plan                                                  --               --              2,268             --
Issuance of common stock for:
                Commission due broker                                 --               --            100,000               10
                Services - consulting                                 --               --             15,000                2
                Rental expense                                        --               --              8,000                1
                Public relations                                      --               --             35,000                4
                Penalty shares                                        --               --            217,500               22
                Acquisition revaluations                              --               --            159,702               16
Issuance of stock options and warrants for:
                Commission due broker                                 --               --               --               --
                Employment agreement with officer                     --               --               --               --
                Legal services                                        --               --               --               --
Cancellation of shares due to:
                Employment termination                                --               --            (29,275)              (3)
                Offset of note receivable                             --               --             (5,000)              (1)
Debt conversion                                                       --               --            610,000               61
Amortization of deferred compensation                                 --               --               --               --
Net loss                                                              --               --               --               --
                                                              ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 1996                                         120,000               12        7,569,281              758

Sales of common stock                                                 --               --          4,264,110              426
Conversion of preferred to common                                 (120,000)             (12)         317,126               32
Sales to 401(k) Plan                                                  --               --              2,525             --
Issuance of common stock for:
                Commission due broker                                 --               --             45,454                5
                Services - consulting                                 --               --            290,000               29
                Services - employee                                   --               --              7,500                1
                Services - Director                                   --               --             40,000                4
                Penalty shares                                        --               --            253,125               25
                Officer loan principle and interest                   --               --          4,073,960              407
Cancellation of shares due to:
                Employment termination                                --               --             (2,500)            --
                Shares repurchased (litigation settlement)            --               --            (24,216)              (2)
Amortization of deferred compensation                                 --               --               --               --
Net loss                                                              --               --               --               --
                                                              ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 1997                                            --       $       --         16,836,365     $      1,685
                                                              ============     ============     ============     ============




                                                                 Additional                          Deferred
                                                                   Paid-in        Accumulated         Compen-
                                                                   Capital          Deficit           sation          Total
                                                                 ------------     ------------     ------------     ------------
BALANCE, JANUARY 1, 1996                                         $  6,179,372     $ (6,093,555)    $   (110,030)    $    (18,681)

One-for-ten reverse common stock split                                  4,979             --               --               --
Sales of common stock                                                 218,525             --               --            218,544
Sales of Class A convertible preferred stock                          599,940             --               --            600,000
Conversion of preferred to common                                         (26)            --               --               --
Sales to 401(k) Plan                                                    3,555             --               --              3,555
Issuance of common stock for:
                Commission due broker                                 130,300             --               --            130,310
                Services - consulting                                  12,935             --               --             12,937
                Rental expense                                         14,724             --               --             14,725
                Public relations                                       38,246             --               --             38,250
                Penalty shares                                            (22)            --               --               --
                Acquisition revaluations                                  (16)            --               --               --
Issuance of stock options and warrants for:
                Commission due broker                                   6,516             --               --              6,516
                Employment agreement with officer                     212,500             --               --            212,500
                Legal services                                          7,500             --               --              7,500
Cancellation of shares due to:
                Employment termination                                 (1,213)            --              1,216             --
                Offset of note receivable                              (6,515)            --               --             (6,516)
Debt conversion                                                     1,284,209             --               --          1,284,270
Amortization of deferred compensation                                    --               --             43,645           43,645
Net loss                                                                 --         (3,251,571)            --         (3,251,571)
                                                                 ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 1996                                          8,705,509       (9,345,126)         (65,169)        (704,016)

Sales of common stock                                                 620,872             --               --            621,298
Conversion of preferred to common                                         (20)            --               --               --
Sales to 401(k) Plan                                                    1,231             --               --              1,231
Issuance of common stock for:
                Commission due broker                                      (5)            --               --               --
                Services - consulting                                  85,596             --               --             85,625
                Services - employee                                     5,999             --               --              6,000
                Services - Director                                    31,996             --            (32,000)            --
                Penalty shares                                            (25)            --               --               --
                Officer loan principle and interest                   406,989             --               --            407,396
Cancellation of shares due to:
                Employment termination                                   --               --               --               --
                Shares repurchased (litigation settlement)             (6,473)            --               --             (6,475)
Amortization of deferred compensation                                    --               --             73,040           73,040
Net loss                                                                 --         (1,649,164)            --         (1,649,164)
                                                                 ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 1997                                       $  9,851,669     $(10,994,290)    $    (24,129)    $ (1,165,065)
                                                                 ============     ============     ============     ============





The accompanying notes are an integral part of these financial statements

                              ADVANCED MEDIA, INC.

                            STATEMENTS OF CASH FLOWS

                                                                          Year ended December 31,
                                                                         --------------------------
                                                                          1997                 1996
                                                                         -----                 ----

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                                              $(1,649,164)        $(3,251,571)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES
     Loss on sale of fixed assets                                           3,546                --
     Provision for doubtful accounts                                       80,608                --
     Gain on sale of trademark, net                                          --               (31,697)
     Loss on conversion below market                                         --                36,826
     Debt conversion expense                                                 --               309,375
     Depreciation and amortization                                        242,389             222,371
     Amortization of intangibles                                          172,236             224,690
     Impairment loss                                                       75,879             393,426
     Provision for doubtful securities                                       --                50,725
     Write-off note receivable from stockholder                              --                93,484
     Issuance of options to officer as compensation                          --               212,500
     Issuance of common stock and warrants
        for services and expenses                                          91,625              73,412
     Issuance of common stock to stockholder for loan interest            191,311                --
CHANGES IN OPERATING ASSETS AND LIABILITIES
     Accounts receivable, net                                             (42,889)             23,970
     Inventories, net                                                      (1,341)             62,607
     Prepaid expenses and other current assets                              4,166             (28,764)
     Accounts payable                                                     162,873             531,785
     Payable to related parties                                            (9,685)             24,199
     Deferred revenue                                                      37,500             102,500
     Accrued expenses and other liabilities                                38,791             197,310
                                                                      -----------         -----------

            Net cash used in operating activities                        (602,155)           (752,852)
                                                                      -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net proceeds from sale of trademark                                     --                56,697
     Purchases of fixed assets, net                                       (72,463)           (335,949)
     Issuance of note receivable                                             --               (24,500)
     Decrease (increase) in security deposits                              19,025             (19,285)
                                                                      -----------         -----------

            Net cash used in investing activities                         (53,438)           (323,037)
                                                                      -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of preferred stock                                   --               600,000
     Proceeds from sale of common stock                                   622,529             222,099
     Proceeds from loan payable - stockholder, net                         10,225             171,922
     Payments of long term debt and capital lease obligations              (8,840)            (28,732)
     Repurchase of common stock (litigation settlement)                    (6,475)               --
                                                                      -----------         -----------

            Net cash provided by financing activities                     617,439             965,289
                                                                      -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (38,154)           (110,600)
CASH AND CASH EQUIVALENTS
     BEGINNING OF YEAR                                                     40,863             151,463
                                                                      -----------         -----------

     END OF YEAR                                                      $     2,709         $    40,863
                                                                      ===========         ===========

Cash paid during year
     Interest                                                         $    32,181         $    31,852
                                                                      ===========         ===========

     Taxes                                                            $     1,981         $     1,950
                                                                      ===========         ===========
(See note 13 regarding noncash activities)





The accompanying notes are an integral part
  of these financial statements                                              F-6

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




1        SUMMARY OF ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

         Advanced Media, Inc. (the "Company") is a corporation which was formed on January 25, 1988 under the name of "Seaford Ventures, Inc." under the laws of the State of Delaware, for the original purpose of establishing, acquiring or combining with a profitable business entity. From inception through July 1993, the Company had no operations, no revenue and minimal expenses. In August 1993, the Company changed its name to "Advanced Media, Inc." and was restructured primarily to engage in the research, development and sale of proprietary interactive multimedia technologies, the resale of computer systems and software products and the delivery of technical consulting and design services to the corporate, institutional and professional marketplace. In September 1996, the Company started its Internet Electronic Commerce division. The Company's operating divisions are located in southern California, upstate New York, and its executive offices are located in Bohemia, New York. The Company principally operates in one business segment and substantially all revenue is derived from customers within the United States. These financial statements include the accounts of the Company and its operating divisions. All intracompany transactions have been eliminated.

         ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

         REVENUE RECOGNITION

         Revenue from the sale of proprietary software licenses, in which no or insignificant vendor obligations exist and collectibility is probable, is recognized upon shipment to the customer. Revenue from the sale of systems and other software is recognized upon shipment to the customer. Revenue from the development of applications is recorded on the percentage of completion basis. There is no right of return for proprietary software licenses or systems and other software sales. Revenue from services is recognized as the services are performed.

         SOFTWARE DEVELOPMENT COSTS

         All costs incurred in developing software products, prior to establishing technological feasibility, are expensed as development expenses in the period incurred. Software development costs incurred subsequent to the establishment of technological feasibility have been insignificant.

         CASH AND CASH EQUIVALENTS

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

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



1        SUMMARY OF ACCOUNTING POLICIES (continued)

         FIXED ASSETS

         Fixed assets are carried at cost less accumulated depreciation and are depreciated over their estimated useful lives, principally three to seven years, using the straight line-method. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the related assets, whichever is shorter. Capitalized lease assets are amortized over the shorter of the lease term or the service life of the related assets.

         INTANGIBLE ASSETS

         The Company includes goodwill and software acquired in acquisitions in intangible assets. Goodwill is the cost in excess of net assets of acquired companies and product lines. All amortization is computed on the straight line basis over their expected useful life of ten and five years for the goodwill and software, respectively.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews its long-lived assets, including goodwill resulting from business acquisitions, capitalized software development costs, and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

         INCOME TAXES

         Deferred tax assets and liabilities are recognized based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The Company has recorded no provisions for income taxes in the accompanying financial statements as a result of incurred losses.

         COMMON STOCK SPLIT

         On June 18, 1997, the Board of Directors declared a one-for-ten reverse stock split effective for shareholders of record as the close of business on June 23, 1997. Par value and authorized shares will remain unchanged at $.0001 and 100,000,000 shares, respectively.

         All references to the number of common shares and per share amounts in the financial statements and related footnotes have been restated to reflect the effect of the split for all periods presented.

         NET LOSS PER SHARE

         Basic net loss per share is based on the weighted average number of common shares outstanding. Outstanding stock options, warrants and other potential stock issuances have not been considered in the computation of diluted per share amounts since the effect of their inclusion would be antidilutive. All references to net loss per share have been restated to reflect the effect of the reverse stock split for all periods presented.

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



1        SUMMARY OF ACCOUNTING POLICIES (continued)

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to credit risk consist principally of trade receivables. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition. The Company's customers, with whom it does the majority of its business, are well known and financially stable. The Company maintains reserves for potential credit losses for trade accounts receivable. Historically, the Company has not experienced any significant losses in any particular industry or geographic area. See
         Note 3 which provides details of factored accounts receivable.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their relatively short maturities. Loan payable-stockholder is recorded at its carrying value and bears interest at 14% per annum. It is not practical to estimate the fair value of this amount because of the uncertainty of the timing of the payments.

         STOCK OPTION PLANS

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value-based method of accounting for stock compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123 and continue to record stock compensation for its employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to earnings in accounting for stock options granted to employees when the option exercise prices are below the fair market value of the common stock at the grant date.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         There are three recently issued accounting pronouncements that potentially impact the financial accounting and/or reporting of the Company. Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130").

         SOP 97-2, which was issued to provide further guidance on applying generally accepted accounting principles to software transactions becomes effective for transactions entered into beginning in 1998. Initial adoption of this statement may only be on a prospective basis. It is not expected that adoption of SOP 97-2 will have a material impact on the financial statements.

         SFAS 128 establishes new standards for computing and presenting earnings per share which simplifies the previous standards and makes them comparable to international standards. This statement became effective beginning with the Company's quarter ended December 31, 1997, and requires restatement of all prior-period earnings per share data. Since the Company's common stock equivalents are antidilutive, adoption of SFAS 128 does not have an impact on the financial statements.

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



1        SUMMARY OF ACCOUNTING POLICIES (continued)

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

         SFAS 130, which presents standards for reporting and display of comprehensive income and its components, becomes effective for the Company in 1998 with reclassifications made to previous years required. The Company is currently reviewing the impact that adopting this statement will have on future financial presentations. Since the Company does not have material components of other comprehensive income, it is not expected that adoption will have a material impact on its financial presentation.

2        LIQUIDITY AND BUSINESS RISKS

         As of December 31, 1997, the Company had a net capital deficiency of $1,165,065, a working capital deficit of $1,138,825 and has sustained cumulative losses of $10,994,290 since commencing operations in August 1993. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding possible equity transactions. Additional equity funding of approximately $587,000
         (net of commissions) was raised in 1998, see Note 15. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it will be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has no line of credit or other access to debt financing from any financial institution.

         Accordingly, as a result of continued operating losses, the use of significant cash in operations and the lack of sufficient funds to execute its business plan, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the financial statements to record the results of the ultimate outcome of this uncertainty.

3        ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 1997 consists of the following:

              Receivables assigned to factor                                            $          641,612
              Less advances from factor                                                           (371,682)
                                                                                        ------------------
              Due from factor                                                                      269,930
              Provision for doubtful accounts on factored receivables                              (80,000)
                                                                                        ------------------
                                                                                                   189,930

              Non-factored receivables                                                              48,288
              Provision for doubtful accounts on non-factored receivables                          (43,097)
                                                                                        ------------------

              Accounts receivable, net                                                  $          195,121
                                                                                        ==================

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



3        ACCOUNTS RECEIVABLE (continued)

         During July 1997, the Company entered into an Invoice Purchase and Sale Agreement with Patriot Funding, a division of United Credit Corporation ("Patriot"), whereby the Company from time to time may assign their accounts receivable to Patriot on a pre-approval with recourse basis. Patriot assumes the risk of a customer's insolvency, as defined, but not the risk of non-payment for any other reason. Accordingly, the receivable from Patriot is subject to normal estimatable adjustments for allowances. Patriot is entitled to a factoring fee of 4.25% of the receivables assigned. Factored receivables are payable to the Company in the following manner: approximately 80% of the underlying receivable is paid at the time of Patriot acceptance and the remaining balance is paid upon customer payment directly to Patriot.

4        FIXED ASSETS

         Fixed assets at December 31, 1997 consist of the following:

                  Computer equipment                      $          566,802
                  Office furniture and equipment                      85,042
                  Purchased software                                  89,466
                  Leasehold improvements                               9,821
                  Vehicles                                            25,091
                                                          ------------------
                                                                     776,222
                  Less accumulated depreciation
                    and amortization                                (486,137)
                                                          ------------------
                                                          $          290,085
                                                          ==================

         Depreciation and amortization expense, with respect to fixed assets, for the years ended December 31, 1997 and 1996 totaled $169,349 and $154,331, respectively.

         The Company is obligated under various capital leases for computer equipment that expire at various dates during the next five years. The net book value of capital leases included in fixed assets was $33,665 (net of $24,690 of accumulated amortization).

                              ADVANCED MEDIA, INC.

                        NOTES TO  FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



5        LEASES

         Future minimum lease payments under non-cancelable operating leases for office space and the present value of future minimum lease payments as of December 31,1997 are as follows:

                                                                                Capital          Operating
                                                                                Leases            Leases
              Year ending December 31,
                  1998                                                     $        22,073     $   120,000
                  1999                                                              17,224          73,000
                  2000                                                               8,762               -
                  2001                                                               2,121               -
                  2002                                                               -                   -
                                                                           ---------------     -----------

                  Total minimum lease payments                                      50,180     $   193,000
                                                                                               ===========
                  Less amount representing interest (at rates ranging
                    from 16% to 24%)                                               (10,757)
                                                                           ---------------
                  Present value of net minimum
                    capital lease payments                                          39,423
                  Less current installments                                        (16,125)
                                                                           ---------------
                  Capital lease obligations                                $        23,298
                                                                           ===============


         Total rental expense for operating leases charged to operations for the years ended December 31, 1997 and 1996, was $155,637 and $147,635, respectively. The Company's headquarters, in Bohemia, New York, is leased pursuant to a month-to-month arrangement.

6        ACQUISITIONS

         VISION IMAGING, INC.

         In November 1993, for consideration consisting of 100,000 shares of the Company's common stock, the Company acquired substantially all of the assets and selected liabilities of Vision Imaging, Inc. ("Vision"), an interactive multimedia technology company. Simultaneously with the acquisition of the assets of Vision, the Company purchased computer software source code from a partnership owned by two principals of Vision, for $100,000 in cash. The Company utilized the purchase method of accounting for this transaction. The amount paid by the Company for these selected assets and liabilities, including the transaction costs, exceeded the value of the selected assets and liabilities by $1,407,137, which was capitalized as goodwill and is being amortized over ten years on a straight line basis. The software costs have been capitalized and are being amortized over five years on a straight line basis.

                              ADVANCED MEDIA, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



6        ACQUISITIONS (continued)

         VISION IMAGING, INC. (continued)

         The terms of the Agreement and Plan of Reorganization for the acquisition of Vision provided that if, on November 1, 1995, the aggregate value of the 100,000 shares of the Company's common stock issued in consideration of the acquisition did not equal or exceed $1,250,000, then the Company would be obliged to issue to the selling principals of Vision such additional shares of the Company's common stock as shall be equal to the difference between $1,250,000 and the market value of these shares on November 1, 1995. In December 1995, the Company issued 83,697 additional shares of its common stock to the former principals of Vision which satisfied this condition of the agreement.

         DECISION VISION, INC.

         In December 1993, the Company acquired selected assets and liabilities of Decision Vision, Inc. ("Decision"), a computer aided design systems integrator and hardware and software dealer for 60,000 shares of common stock. The Company has utilized the purchase method of accounting for this transaction. The amount paid by the Company, including the transaction costs, exceeded the value of these selected assets and liabilities by $640,736, which had been capitalized as goodwill and was being amortized over ten years on a straight line basis. At December 31, 1995, management considered the goodwill derived from this operation to be impaired and recorded an impairment loss of $511,054. The purchase agreement for the acquisition of Decision provided that if, on December 14, 1995, the aggregate value of the 60,000 shares of the Company's common stock issued in consideration of the acquisition did not equal or exceed $600,000, then the Company would be obliged to issue to the selling principals of Decision, such additional shares of the Company's common stock as shall be equal to the difference between $600,000 and the market value of these shares on December 14, 1995. In December 1995, the Company issued an additional 19,449 shares of its common stock to the selling principals to satisfy this condition of the agreement. An additional 11,980 shares of the Company's common stock were issued in 1996 as a result of a discrepancy in the original calculation.

         PYROS COMPUTER CORPORATION

         In June 1994, the Company acquired all of the outstanding capital stock of Pyros Computer Corporation ("Pyros"); a computer aided design systems integrator and hardware and software dealer, for 18,000 shares of common stock. The Company has utilized the purchase method of accounting for this transaction. The amount paid by the Company, including the transaction costs, exceeded the value of the assets and liabilities of Pyros by $524,568, which had been capitalized as goodwill and was being amortized over ten years on a straight line basis. Management considered the goodwill derived from this operation to be impaired and recorded an impairment loss of $393,426 at December 31,1996. The terms of the purchase agreement for the acquisition of Pyros provided that if, on June 1, 1996, the aggregate value of the 18,000 shares of the Company's common stock issued in consideration of the acquisition did not equal or exceed $360,000, then the Company was obliged to issue to the selling principals of Pyros, such additional shares of the Company's common stock as shall be equal to the difference between $360,000 and the market value of these shares on June 1,1996. Additionally, under the terms of the purchase agreement, the Company loaned $100,000 to the former stockholders of Pyros. The loan was collateralized by 5,000 shares of the Company's common stock. In August 1996, the

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



6        ACQUISITIONS (continued)

         PYROS COMPUTER CORPORATION (continued)

         Company issued 147,722 additional shares equivalent to $260,000 of market value of the Company's common stock. Pyros returned the 5,000 shares of common stock to the treasury in August 1996 and the Company recorded a $93,484 write-off of note receivable from stockholder related to the decline from the original market value of the underlying shares to $6,516.

         COMPUTER NICHE, INC.

         In August 1994, the Company acquired substantially all of the assets and certain liabilities of Computer Niche, Inc. ("Computer Niche"), a computer-aided design systems integrator and software dealer located in Schenectady, New York, for 15,000 shares of the Company's common stock. The Company has utilized the purchase method of accounting for this transaction. The amount paid by the Company, including the transaction costs, exceeded the value of the assets and liabilities of Computer Niche by $115,259, which had been capitalized as goodwill and was being amortized over ten years on a straight line basis. At December 31, 1997, management considered the goodwill derived from this operation to be impaired and recorded an impairment loss of $75,879.

         The assets acquired and liabilities assumed in the above acquisitions are as follows:

                                                                                     Computer
                                Vision           Decision           Pyros              Niche              Total
                              -----------       -----------       -----------       -----------       -----------
Purchase price                $ 1,350,000       $   600,000       $   360,000       $   150,000       $ 2,460,000
                              -----------       -----------       -----------       -----------       -----------

Current assets                     43,058           198,578            32,207            37,871           311,714
Current liabilities              (223,063)         (268,054)         (210,291)          (22,565)         (723,973)
Non-current assets                 38,430            39,031            13,516            19,435           110,412
Non-current liabilities           (15,562)          (10,291)             --                --             (25,853)
                              -----------       -----------       -----------       -----------       -----------
Net assets/
  (liabilities) acquired         (157,137)          (40,736)         (164,568)           34,741          (327,700)
                              -----------       -----------       -----------       -----------       -----------

Goodwill                      $ 1,407,137       $   640,736       $   524,568       $   115,259       $ 2,687,700
                              ===========       ===========       ===========       ===========       ===========
Software                      $   100,000       $      --         $      --         $      --         $   100,000
                              ===========       ===========       ===========       ===========       ===========

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



6        ACQUISITIONS (continued)

         Intangible assets consist of the following:


                                              Goodwill          Software           Totals
                                             -----------       -----------       -----------

Balance from acquisitions                    $ 2,687,700       $   100,000       $ 2,787,700
Less  amortization                              (255,505)          (22,502)         (278,007)
                                             -----------       -----------       -----------

Balance at December 31, 1994                   2,432,195            77,498         2,509,693
Less amortization                               (268,782)          (19,998)         (288,780)
Less impairment  loss (Decision Vision)         (511,054)             --            (511,054)
                                             -----------       -----------       -----------

Balance at December 31, 1995                   1,652,359            57,500         1,709,859
Less amortization                               (204,686)          (20,004)         (224,690)
Less impairment loss (Pyros)                    (393,426)             --            (393,426)
Less Autosoft settlement                         (25,000)             --             (25,000)
                                             -----------       -----------       -----------

Balance at December 31, 1996                   1,029,247            37,496         1,066,743
Less amortization                               (152,236)          (20,000)         (172,236)
Less impairment loss (Computer Niche)            (75,879)             --             (75,879)
                                             -----------       -----------       -----------
Balance at December 31, 1997                 $   801,132       $    17,496       $   818,628
                                             ===========       ===========       ===========



7        DEBT AND EQUITY TRANSACTIONS

                In March 1995, the Company entered into a loan agreement pursuant to which two individuals (the "Lenders") loaned the Company $500,000. The loan bore interest at a rate of ten percent per annum and was secured by certain of the Company's assets. This loan was repaid in July 1995 utilizing the proceeds from the promissory notes referred to below. Pursuant to the terms of the loan agreement, the Company issued 30,000 shares of its common stock and 30,000 options to purchase common stock to the Lenders. The options are exercisable for a five year period at an exercise price of $4.10 per share (these options, along with all of the Company's other option grants outstanding, were re-valued to $.80 on March 26, 1997). As a result of these issuance's, the Company recorded deferred financing costs of $270,750 which were amortized through July 1995.

         In June and July 1995, the Company issued promissory notes to Suan Investments Corp. ("Suan") for $1,000,000. The notes bore interest at twelve percent per annum and both principal and accrued interest were due the earlier of (a) June 30, 1996 or (b) upon the receipt by the Company of net proceeds in excess of $2 million from a financing transaction, to the extent of such excess. Subject to the provisions of the Note Purchase Agreement, the purchasers had the option at any time upon or after the earlier of (a) the maturity of the notes or (b) the Company's common stock becoming authorized for trading on NASDAQ, to convert the outstanding principal amount of the notes into shares of the Company's common stock at a conversion price per share equal to the lesser of (i) $2.00 or (ii) an amount equal to the ten day average bid price for the Company's common stock, subject to certain antidilution provisions. The Company also granted to the purchaser a security interest in all of the Company's assets. The Company issued 50,000 shares of restricted common stock, valued at $100,000, as a commission for the aforementioned agreement. The Company recorded the commission as a discount to the note, which was fully amortized in 1996.

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996


7        DEBT AND EQUITY TRANSACTIONS (continued)

         In March 1996, the Company reached an agreement with Suan and an assignee thereof to convert their $1,000,000 principal amount of notes into 600,000 shares of common stock of the Company at a conversion price of $1.667 per share. The agreement provides the stockholders a guaranteed value of $3.30 per share, twice the conversion price, on certain valuation dates, as defined. Pursuant to the provisions of the note conversion agreement, and based upon the difference between the guaranteed price of $3.30 per share and the closing price of $.28 per share at December 31, 1997, the Company would be required to issue approximately 6,500,000 additional shares of common stock. Fulfillment of the fair value guarantee, if by issuance of additional common stock, would result in substantial dilution of the Company's common stock if the price of the Company's common stock has not increased appreciably from the fair value of $.28 at December 31, 1997. As discussed below, the Company issued warrants as an advanced payment against this valuation guarantee. To secure the Company's value guarantee obligation, the Company has left in place the security agreements relating to the original Note Purchase Agreements, pursuant to which substantially all of the Company's assets serve as collateral for these obligations.

         Originally, Suan had agreed to convert their note into 500,000 shares of the Company's common stock (at a conversion price of $2.00 per share). As an inducement to convert at the March 31, 1996 date, the Company agreed to the new conversion price of $1.667 per share and to issue an additional 10,000 shares as a further inducement. In accordance with Statement of Financial Accounting Standards No. 84, "Induced Conversions of Convertible Debt," the Company recorded the additional 110,000 shares issued at their fair market value at the date of conversion as debt conversion expense of $309,375.

         In March 1997, the Board of Directors of the Company resolved to issue warrants to purchase an aggregate 500,000 shares of common stock to Suan Investments and its assignee, to be divided equally. The warrants become exercisable on September 30, 1997 at an exercise price of $.65, and expire on December 31, 1998. In consideration of the issuance of warrants to purchase 250,000 shares of common stock the aforementioned parties agreed to extend to June 30, 1997 the interest payment due originally at the time of the conversion of the Suan Investment note to equity. Further, upon payment of the interest, the security interest in substantially all of the assets of the Company which collateralizes the Company's obligations will be terminated. The value of the warrants to purchase the balance of 250,000 shares of common stock will be applied against the Company's obligation to provide the valuation guarantee for the 600,000 shares discussed above.

         The Company made a $25,000 payment in July 1997 towards the interest due on June 30, 1997. At December 31, 1997, there remains $84,334 of interest payable to Suan related to previously outstanding principal. The Company is presently in default of this agreement and is discussing various options to remedy the default. The interest payable is included in accrued expenses and other liabilities.

         During July 1995 and November 1995, the Company issued 725,000 shares of restricted common stock in a private placement transaction (the private placement) in exchange for $1,450,000 or $2.00 per share. Actual proceeds from the issuance of these shares totaled $1,220,000 net of a finder's commission of $230,000. The private placement provided that in the event the value of shares issued to investors is not equal to at least 200% of the purchase price ten days prior to the registration of the common stock under

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




7        DEBT AND EQUITY TRANSACTIONS (continued)

         the Securities Act of 1933, the Company will issue additional shares of common stock to these stockholders so that the aggregate value of such stockholder's common stock shall equal 200% of the purchase price paid. Pursuant to the provisions of the private placement agreement, and based upon the difference between the private placement price of $2.00 per share and closing price per share of $.28 per share at December 31, 1997, the Company would be required to issue an additional 9,632,000 shares of common stock. Fulfillment of the fair value guarantee, if by issuance of additional common stock, would result in substantial dilution of the Company's common stock if the price of the Company's common stock has not increased appreciably from the fair value of $.28 at December 31, 1997. The Company has agreed to register the purchased shares of common stock within ninety (90) days after the common stock is authorized for trading on the National Association of Securities Dealers Automated Quotation (NASDAQ) SmallCap Market. The private placement provided that if, on January 1, 1996, a registration statement covering the purchased shares of common stock was not effective, which it was not, the Company would be required to make distributions to these stockholders of $36,250 (2.5% of the private placement proceeds) or 18,125 shares per month, until such registration statement is declared effective. The Company has set aside 380,625 shares of common stock to satisfy this agreement through December 31, 1997. The Company and these stockholders tentatively agreed in October 1997 to stop the issuance of these monthly penalty shares due to their antidilutive effect on the Company. The Company and these stockholders are currently negotiating an agreement to settle the entire obligation in exchange for Company preferred stock. However, there can be no assurance that the Company will be successful in these negotiations. These stockholders also have piggyback registration rights and one demand registration right.

         In satisfaction of the $230,000 commission discussed above, the Company agreed to issue 65,000 shares of the Company's common stock at the then current fair market value of $2.00 per share, and to pay $100,000 in cash. Through December 31, 1995, the Company issued 15,000 shares to the finder, with the remaining 50,000 shares issued in 1996. The Company had recorded a liability of $100,000 to the finder at December 31, 1995. In August 1996, the Company issued 100,000 shares of common stock and 25,000 warrants in satisfaction of the $100,000 liability. The warrants were exercisable through December 31, 1997 at $1.00 per share of common stock. The transaction resulted in a $36,826 loss on conversion below applicable market prices.

         In August 1996, the Company received $600,000 for 600,000 shares of its Series A Convertible Preferred Stock ("Class A Preferred"). In the fourth quarter of 1996, 480,000 shares of Class A Preferred Stock converted to 737,248 shares of common stock and in January 1997, the remaining 120,000 shares converted to 317,126 shares of common stock. The Class A Preferred were convertible to common stock of the Company after a designated holding period beginning 60 days and ending 150 days after issuance. The Class A Preferred converted at 55% of the average closing bid price of the common stock on the five trading days immediately prior to the conversion date. In connection with the aforementioned funding, the broker for this transaction is entitled to a commission in the form of warrants for the purchase of common stock equivalent to 100% of the common stock issuable upon conversion of $150,000 of the Class A Preferred. These warrants expired December 31, 1997.

         In August 1996, the Company granted 10,000 common stock options at $1.30 to its corporate counsel for legal services pursuant to its 1995 Long Term Incentive Plan (these options, along with all of the Company's other option grants outstanding were revalued to $.80 on
         March 26, 1997). The options   expire in July 2001.

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996





7        DEBT AND EQUITY TRANSACTIONS (continued)

         In 1996, the Company issued 186,857 shares of common stock in various private placements for net proceeds of $218,544. In 1997, the Company issued 4,264,110 shares of common stock in various private placements for net proceeds of $621,298.

         The Company issued a total of 600,000 shares of common stock in exchange for an aggregate $280,000 in the first quarter of 1997. As a condition of two of these placements, the Company agreed to register 200,000 shares by April 30, 1997. Failure to register the 200,000 shares cause the Company to pay a penalty of 5,000 shares to each of the parties, i.e., 10,000 total, on April 30, 1997 and for each thirty-day period thereafter for which a registration statement is not filed. Through December 31, 1997, 90,000 shares have been reserved as penalty shares under this agreement. Such penalty shares are required to be registered as contingency shares in the registration statement. Furthermore, as consideration for the investors not disposing of the 200,000 shares between April 30, 1997 and June 30, 1997, which condition has been met, the agreement provided for additional contingency shares to be registered if the Company did not meet a value guarantee provision ensuring that the 200,000 shares would be equivalent in value to $175,000 after the registration became effective. In 1998, the Company reached a settlement agreement with each of these stockholders. One stockholder was issued an additional 664,192 shares as complete settlement of the original placement penalty and value guarantee provisions. The second stockholder was issued an additional 400,000 shares as settlement of the original placement penalty provision and the value guarantee provision was revised to $.30 for the 500,000 shares issued to such stockholder. Penalty shares for the months of January 1998 through May 1998, totaling an additional 50,000 shares, were also issued to these stockholders.

         In April 1997, the Company issued 202,690 shares of its common stock for which the Company received approximately $86,000, net of commission of $15,000. The Company agreed to complete a registration statement by July 15, 1997 or be subject to a cumulative penalty of 10% of the amount of shares subscribed. The penalty would continue for each thirty-day period for which the registration was not effective. The shares have not been registered to date. The Company also agreed that if the value of these shares was not $1.10 on the effective date of the registration statement, it would issue additional shares of equivalent value to such subscribers. No penalty shares were issued during 1997, since the Company was renegotiating the aforementioned penalty and value guarantee provisions, and in June 1998, an agreement was reached. The subscribers were issued an additional 810,760 shares as settlement of the original penalty provision and the value guarantee provision was revised to $.30 for the 1,013,450 shares issued to the subscribers.

         In June 1997, the Company entered into a Private Equity Line of Credit Agreement ("PELOC") for an aggregate purchase price of up to $1,000,000 through June 30, 1998. Under this agreement, the Company issued 699,301 shares of its common stock for $250,000 before commissions and legal fees of $45,900 and 45,454 shares of common stock. All shares issued pursuant to the PELOC were to be registered and declared effective by September 30, 1997. In the event that the Company failed to obtain or maintain the effectiveness of a registration statement on or before September 30, 1997, the Company was to pay $5,000 in cash, and then $7,500 for each thirty-day period commencing November 1, 1997. The Company also committed to draw down a minimum total of $500,000 under this PELOC. In December 1997, the Company issued an additional 300,000 shares as a result of the Company's failure to secure an effective registration statement, and the parties agreed to release each other from any and all further obligations under the PELOC.

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996




7        DEBT AND EQUITY TRANSACTIONS (continued)

         In the fourth quarter of 1997, the Company issued 528,000 shares for $52,800 (less commissions of approximately $8,000). The placement agreements provided for a value guarantee provision of $.30 per share, based upon the fair value of the common stock upon the effective date of a filed registration statement.

8        STOCK - BASED COMPENSATION PLANS

         The Company has two fixed stock-based compensation plans, both of which are described below. The Company has also issued options pursuant to informal plan parameters, i.e., without a written plan document. Under both of the plans, the exercise price of each option equals the market price of the Company's common stock on the date of grant, and an option's maximum term is ten years. The Company applies APB No. 25 and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Stock-based compensation cost, if recorded under SFAS 123, would have increased the Company's net loss by approximately $2,038,000 or $.19 per share in 1997 and $568,000, or $.09 per share in
         1996.

         The proforma effect on the Company's net loss reflects compensation costs for options granted in 1997 and 1996. Additional compensation expense would be recognized in subsequent periods as options vest in accordance with the terms of their grant. Under SFAS 123, compensation cost for options granted prior to January 1, 1995 is not considered.

         The fair value of options granted during 1997 and 1996, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility approximated 300% in 1997 and 80% in 1996, (2) risk-free interest rates of 5.8% to 6.5% in 1997 and 6.5% in 1996, and (3) expected lives ranging from 5 to 6 years in 1997 and 3 years in 1996.

         FIXED STOCK OPTION PLANS

         In August 1995, the Company adopted the 1995 Long Term Incentive Plan (the Incentive Plan), under which 1,000,000 shares of common stock were reserved for issuance (increased to 4,000,000 shares in June 1998). The Compensation Committee of the Board of Directors may issue options, restricted stock, stock appreciation rights, or such other awards as defined in the Incentive Plan to officers, directors, employees, consultants, and independent contractors of the Company. Incentive stock options granted under the Incentive Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the Incentive Plan to a stockholder owning more than ten percent of the outstanding common stock may not exceed five years and the exercise price may not be less than 110% of the fair market value of the common stock on the date of grant.

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



8        STOCK - BASED COMPENSATION PLANS (continued)

         FIXED STOCK OPTIONS PLANS (continued)

         In March 1997, the Company adopted the 1997 Stock Option Plan (the "Option Plan") under which 1,500,000 shares of common stock were reserved for issuance. The Compensation Committee of the Board of Directors may issue incentive and non-incentive stock options to officers, directors and employees of the Company or a subsidiary or affiliate. Incentive stock options granted under the Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Company's common stock on the date of grant, except that the term of an incentive stock option granted under the Option Plan to a stockholder owning more than ten percent of the outstanding common stock may not exceed five years and the exercise price may not be less than 100% of the fair market value of the common stock on the date of the grant.

         A summary of the status of the Company's fixed stock option plans as of December 31, 1997 and 1996 and changes during the years then ended is presented below (shares are in thousands):


                                             1997                               1996
                               ------------------------------      ------------------------------

                                                    Range of                           Range of
                                   Number            Option           Number            Option
                                     of              Prices             of              Prices
                                   Options          Per share         Options          Per share
                                   -------          ---------         -------          ---------
 Outstanding at
   beginning of year                    2,183        $.80                  1,246     $2.40-$13.00
 Granted                                6,206        $.30-$.80             1,259     $1.30-$ 2.40
 Exercised                              --           $   --                   --     $    --
 Forfeited                            (2,493)        $.78-$.80              (322)    $2.60-$13.00
                               --------------                      -------------
 Outstanding at end
   of year                              5,896        $.30-$.80             2,183     $1.30-$10.00
                               ==============                      =============

 Options exercisable                    3,800                              1,730
                               ==============                      =============

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



8        STOCK - BASED COMPENSATION PLANS (continued)

         FIXED STOCK OPTION PLANS (continued)

         The following table summarizes information about fixed stock options outstanding at December 31, 1997 (shares are in thousands):


                            Options Outstanding
                            -------------------

                                          Weighted-Avg
                     Number                 Remaining            Options
    Option         Outstanding             Contractual        Exercisable
Exercise Price     At 12/31/97            life (years)         At 12/31/97
--------------     -----------            ------------         -----------
  $.30                      3,960             5                         2,000
  $.31                         20             1                             2
  $.78                         31           3.5                            31
  $.80                      1,885             6                         1,767
                 ----------------                            ----------------

                            5,896                                       3,800
                 ================                            ================

         On March 26, 1997, all of the Company's outstanding options above $.80, were cancelled and reissued at the closing price on March 26, 1997, or $.80 per share. Further, on May 22, 1998 all of the Company's outstanding options above $.10, were cancelled and reissued at the closing price on May 22, 1998, or $.10 per share.

9        LOAN PAYABLE - STOCKHOLDER

         Loan payable - stockholder represents advances received from an officer and major stockholder of the Company. The loan principal is repayable in May 1999. Interest on the loan accrued at the prime rate through December 31, 1996, was increased to 14% effective January 1, 1997 and is payable after one year. Stockholder loan interest expense for the years ended December 31, 1997 and 1996 was $191,311 and $90,817, respectively. As of December 31, 1997 and 1996, $0 and $181,925, respectively, remained payable to the officer. During 1997 the Company issued 4,073,960 shares of Company common stock, valued at $407,396, as payment towards accrued interest and note principal. Prior to 1995, interest accrued was contributed to the Company by this officer.

         During 1997 the Company paid $23,659 in premiums for a flexible variable life insurance policy on the aforementioned officer, which cash surrender value of $18,359 at December 31, 1997 is included in other assets. The policy provides for a guaranteed death benefit of $1,500,000 which will be offset against the above loan and other amounts due the officer with any excess proceeds being remitted to the Company.

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



10       RELATED PARTY TRANSACTIONS

         Deferred revenue at December 31, 1997 includes $60,000 received in advanced for a project from a corporation which is a stockholder of the Company.

         The Company recorded the following expenditures and payables with stockholders for the years ended December 31, 1997 and 1996:

                                                            1997                1996
                                                      ---------------     --------------

         GENERAL AND ADMINISTRATIVE:

              Public relation services                $        16,375     $            --
                                                      ===============     ===============

              Consulting services                     $        87,802     $        79,383
                                                      ===============     ===============

              Legal services                          $         3,476     $        17,705
                                                      ===============     ===============

              Rent expense                            $        39,824     $        14,725
                                                      ===============     ===============

              Salary expense                          $       180,000     $       150,000
                                                      ===============     ===============

         PAYABLE TO RELATED PARTIES:

              Officer's expenses                      $         1,763
              Consulting                                       14,133
              Legal                                             7,322
              Other                                             4,360
                                                      ---------------
                                                      $        27,578
                                                      ===============

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



11       INCOME TAXES

         At December 31, 1997, the Company has net operating loss carryforwards for tax purposes of approximately $7,200,000 which expire through 2012.

         The deferred tax asset at December 31, 1997 is comprised of the following:


                  Gross deferred tax asset                $     2,968,000
                  Valuation allowance                          (2,968,000)
                                                          ---------------

                  Net deferred tax asset                  $          --
                                                          ===============

         The gross deferred tax asset arose primarily from net operating loss carryforwards and differences in the valuation of receivables, accruals and deferred compensation. The full valuation allowance at December 31, 1997 reflects uncertainties with respect to future realization of net operating loss carryforwards. The Company has had several changes in ownership since commencing operations in 1993, which has resulted in a restriction on the prospective annual utilization of the loss carryforwards. Future changes in ownership may also result in further limitations on the annual utilization of the loss carryforwards. The Company has not quantified the amount of such limitations.

12       SIGNIFICANT CUSTOMERS

         One customer accounted for approximately 40% and 24% of the Company's revenue during the years ended December 31, 1997 and 1996, respectively.

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



13       STATEMENTS OF CASH FLOWS

         Noncash activities for the year ended December 31, 1997 and 1996 are summarized as follows:

                                                                                 1997                1996
                                                                           ---------------     ---------------

         Exchange of common stock for note receivable                      $         --        $         6,516
                                                                           ===============     ===============

         Transfer of inventory to fixed assets                             $         --        $        54,726
                                                                           ===============     ===============

         Financing of prepaid insurance                                    $        14,510     $        26,070
                                                                           ===============     ===============

         Fixed assets purchased pursuant to
           capital lease obligations                                       $        24,348     $        34,655
                                                                           ===============     ===============

         Exchange of common stock for due
           to broker liability                                             $         --        $       100,000
                                                                           ===============     ===============

         Exchange of common stock for long-term debt                       $         --        $     1,000,000
                                                                           ===============     ===============

         Partial termination of deferred compensation                      $         --        $         1,216
                                                                           ===============     ===============

         Payment of stockholder loan and accrued interest                  $       216,085     $         --
                                                                           ===============     ===============

         Reduction of fixed assets/accounts payable                        $       188,000     $         --
                                                                           ===============     ===============



14       COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENT

         On August 1, 1995, the Company entered into a five-year employment agreement with its Chairman and Chief Executive Officer providing for $150,000 annual compensation. The compensation is payable in options, exercisable at a price per share equal to 50% of the market value thereof, rather than cash until the Company has reported net income for any calendar quarter. The agreement provides for an incentive bonus equal to ten percent of the Company's pre-tax earnings. In the event of a change of control of the Company (as defined), the employee has the right to terminate such employment agreement and receive an amount equal to the total of three times the total compensation paid to him for the preceding fiscal year. Effective January 1, 1997, the Company amended the terms of the employment agreement with its Chairman and Chief Executive Officer to provide that (i) the salary payable by the Company will increase to $180,000 per annum, plus cost of living increases, payable in cash or the Company's preferred stock, as determined by the Chairman and Chief Executive Officer, (ii) all of the existing options owned by the Chairman and Chief Executive Officer as of December 17, 1996, will vest immediately; and (iii) all of the existing options owned by the Chairman and Chief Executive Officer would be converted from Incentive Stock Options to non-qualified stock options and, in connection therewith, (x) the term of the options will be extended from 5 to 10 years and (y) the options will continue notwithstanding any termination of employment of the Chairman and Chief Executive Officer. For the year ended December 31, 1997,

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



14       COMMITMENTS AND CONTINGENCIES (continued)

         EMPLOYMENT AGREEMENT (continued)

         compensation of $180,000, was accrued by the Company and will be paid to the Chief Executive Officer in 1998. For the year ended December 31, 1996, compensation of $150,000, in the form of options to purchase 347,826 shares of common stock at an exercise price of $.4312, was paid to the Chief Executive Officer on December 31, 1996.

         LEGAL PROCEEDINGS

         On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision, and his wife, also a former employee of Decision, initiated a lawsuit seeking damages of approximately $1,000,000 from the Company, and certain present and former officers. The lawsuit was based on claims arising out of the employees' termination, and also arising out of the sale of the assets of Decision to the Company. The most significant aspect of the lawsuit, pertaining to the acquisition of the assets of Decision by the Company, was dismissed by the court in which the action had been filed, the Superior Court of the State of California, County of San Diego, in a series of rulings between December 1996 and February 1997, when the court dismissed numerous causes of action and the action against all individual defendants and eliminated any possible punitive damages award. The court also dismissed the wrongful termination claims of both former employees. On March 25, 1997, the Plaintiff filed an appeal regarding the above claims. On August 14, 1997, a settlement was reached which required the Company to make a one time cash payment of $8,000 on or before October 1, 1997, and then make twelve monthly payments of $5,000 commencing November 1997, for a total cash settlement of $68,000. For each cash payment made to the plaintiff, the plaintiff is to return to the Company, shares of the Company's common stock held by plaintiff. A total of 91,429 shares are to be returned to the Company in proportion to the cash payments received by the Plaintiff. The Company recorded litigation expense of $43,000 in 1997 as a result of this settlement and will record the repurchase of common stock (at its $.27 fair value per share at the time of settlement) as cash payments are made. Any breach of the stipulation settlement will cause all appeals previously made to be reactivated and the Company would receive credit for any cash payments made. The Company has made timely payments of this settlement.

         On April 21, 1998, a complaint entitled "Imperial Bank Realty Company, Inc. v. Advanced Media, Interactive, et al." was filed by the landlord of the Company's California office, in the Orange County, California Superior Court. The Company had not paid all rent due under the lease agreement and the landlord sought eviction of the Company. On July 6, 1998, a judgment against the Company was awarded to the landlord. The judgment amounted to approximately $42,000 including attorney's fees and past rent due for the months of December 1997 through May 1998. The judgment also stipulates that the Company must pay their July and August rents timely, and the rent for June is to be paid in two installments, half on or before July 15, 1998 and half on or before August 17, 1998. Further, the Company will be required to vacate the premises by the end of September 1998. The Company is currently seeking alternative office space, but there can be no assurances that the Company will be successful.

                              ADVANCED MEDIA, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996



14       COMMITMENTS AND CONTINGENCIES (continued)

         LEGAL PROCEEDINGS (continued)

         On May 11, 1998, a complaint entitled "Autodesk Inc. v. Advanced Media Interactive, et al." was filed in the Marin County, California Superior Court against the Company for breach of contract and also for nonpayment for various products and software licenses. The complaint seeks damages of approximately $136,000 plus interest, attorney fees and costs. Management intends to contest this complaint vigorously and an answer was filed on August 12, 1998, which asserts multiple defenses and the Company is also seeking to pursue a cross complaint. The case is still in the preliminary pleading stages and the Company is unable to predict the ultimate outcome of this claim. Accordingly, no adjustments have been made in the financial statements for any potential losses.

15       SUBSEQUENT EVENTS

         COMMON STOCK

         During the period from January 1 to September 15, 1998, the Company sold 6,906,989 shares of common stock for gross proceeds of $690,699 (before commissions at approximately 15%). All of these private placement shares contain a value guarantee provision of $.30, based upon the fair value of the common stock upon the effective date of a filed registration statement.

         Pursuant to all of the outstanding value guarantee provisions (existing at December 31, 1997 and including the private placements through September 15, 1998) and based upon the difference between the various value guarantees and the closing price per share of $.13 at September 15, 1998, the Company would be required to issue an additional 50,500,000 shares of common stock. Fulfillment of these fair value guarantees, if by issuance of additional common stock, would result in substantial dilution of the Company's common stock if the price of the Company's common stock has not increased appreciably from the fair value of $.13 at September 15, 1998.


         CASH ADVANCE

         In February 1998, the Company was advanced $250,000, from an investor, to be applied towards the Company's issuance of Series A Preferred Stock, which was to be issued within 60 days of such advance payment. The advance was collateralized by a security interest in all of the Company's assets (subordinate only to existing liens as of such date). The Series A Preferred Stock was never issued and the Company and the investor are presently negotiating a repayment schedule and the Company agreed to issue 500,000 common stock warrants to the investor, which expire in five years; one-half of the warrants are excercisable at $.10 per share and one-half are exercisable at $.12 per share.

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Price Waterhouse LLP served as the Company's independent accountants for the fiscal years ended December 31, 1995 and 1996. On October 20, 1997, the Company was advised by Price Waterhouse LLP by letter that Price Waterhouse LLP declined to stand for re-election as the Company's independent accountants.

The reports of Price Waterhouse LLP on the financial statements for the fiscal years ended December 31, 1995 and 1996 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for the year ended December 31, 1996 included an explanatory paragraph that there were conditions that raised substantial doubt about the Company's ability to continue as a going concern.

In connection with the audits for the two years ended December 31, 1995 and 1996 and through October 20, 1997 there were no disagreements with Price Waterhouse LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

On June 15, 1998, with the approval of Registrant's Board of Directors, the Registrant retained Hays & Company as its independent accountants.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Directors and Executive Officers of Registrant are as follows:

       NAME                AGE      POSITIONS WITH REGISTRANT
       ----                ---      -------------------------
Hans J. Kaemmlein          53       Chairman of the Board, President, and
                                    Chief Executive Officer
Malcolm Jennings           51       Director
Walter R.F. Bodack         68       Director

The following is a brief account of the business experience for the past five years of the Company's directors and executive officers, which is based on information provided to the Company by such persons:

HANS J. KAEMMLEIN has been Chairman of the Board of Directors, Chief Executive Officer and a director since July 1993. He became president in August 1995. In the past, Mr. Kaemmlein was General Manager of Mercedes Benz of North America and was responsible for strategic marketing and product planning. In a prior position with Mercedes he had supervisory authority over 95 dealerships in a 14-state area. He is also currently a member of the Board of Directors of Media Ventures, Inc, a closely held corporation. Mr. Kaemmlein completed his business management education in Europe.

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

Registrant's officers serve at the discretion of the Board of Directors. The Company's board of directors is classified into three classes, the members of each class being elected by the Company's stockholders at successive annual meetings of stockholders. Walter R.F. Bodack serves in Class I, to hold office until the annual meeting of stockholders in 1999 or until his successor is chosen and qualified. Malcolm Jennings serves in Class II, to hold office until the annual meeting of stockholders in 2000 or until his successor is chosen and qualified, and Hans J. Kaemmlein serves in Class III, to hold office until the annual meeting of stockholders in 1998 or until his successor is chosen and qualified.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. (CONTINUED)

During 1997, three meetings of the Board of Directors were held and each director attended or participated in all of the meetings of the Board of Directors.

For the year ended December 31, 1997, Malcolm Jennings and Walter R.F. Bodack, each of whom is not an officer or employee of the Company, served as the members of the Audit Committee and Compensation Committee of the Board of Directors. The Company has no standing Nominating Committee. During 1997, one meeting of the Compensation Committee was held and each member attended or participated in both meetings. No meetings of the Audit Committee were held in 1997.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Registrant for the years ended December 31, 1997, 1996, and 1995, of those persons who were at December 31, 1997 (i) the Chief Executive Officer, (ii) each of Registrant's other executive officers other than the Chief Executive Officer who received in excess of $100,000 in salary and bonus for the year ended December 31, 1997(the "Named Officers").


                           SUMMARY COMPENSATION TABLE



                                     ANNUAL COMPENSATION                                 LONG-TERM COMPENSATION AWARDS
                                     -------------------                                 -----------------------------

                                                          OTHER                          SECURITIES
NAME AND                                                  ANNUAL             RESTRICTED  UNDERLYING        ALL OTHER
PRINCIPAL POSITION          YEAR   SALARY        BONUS    COMPENSATION       STOCK       OPTIONS/SARS      COMPENSATION
------------------          ----   ------        -----    ------------       -----       ------------      ------------

Hans J. Kaemmlein           1997   $180,000          -        -                 -         3,307,754            $23,659 (3)
  Chairman/CEO (2)          1996   $150,000          -        -                 -           507,754            $31,545 (3)
                            1995   $   None          -        -                 -                -                   -

Mark G. Monaghan            1997   $ 77,538 (5)      -        -                 -           100,000                  -
  Former VP Operations      1996   $120,000          -        -                 -                -                   -
                            1995   $124,615          -        -                 -                -                   -

Michael A. Stone            1997          -          -        -                 -                -                   -
  Former COO                1996   $106,300          -        -                 -           15,000 (4)        $  9,000
                            1995   $ 69,000          -        -                 -          206,250 (4)               -



(1) Except where otherwise indicated, no other annual compensation is shown because the amounts of perquisites and other non-cash benefits provided by Registrant do not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective officer.

(2) Mr. Kaemmlein received no cash compensation in 1997, 1996 or 1995. On December 31, 1997 pursuant to his employment agreement he received compensation of $180,000 to be paid in either cash or Company preferred stock (balance remains unpaid as of December 31, 1997). On December 31, 1996 pursuant to his employment agreement he received compensation of $ 150,000 in the form of 347,826 vested options with an exercise price of $.43125. On April 11, 1996 he received 15,000 options with an exercise price of $2.44375 pursuant to an amendment in his employment agreement, and vested as of December 31, 1996. All options granted prior to March 26, 1997 were re-priced to $.80. On December 31, 1997 he received 2,000,000 options with an exercise price of $.30.

(3) Represents premiums paid in 1997 and 1996 toward flexible variable life insurance policy with a $1,500,000 death benefit on the life of Hans J. Kaemmlein. The proceeds are to be used to offset any amounts due his estate from the Company at the time of death, with the Company benefiting from any excess coverage.

(4) 15,000 options were granted, over a two-year period commencing April 11, 1996. Options to purchase 206,250 shares of Common Stock of the Company, of which 6,250 were exercisable within 60 days, at a price of $2.1875 per share. The balance of options were to vest in equal installments annually over the four-year period commencing October 1, 1996. Mr. Stone resigned in September 1996 and all options have expired.

(5) Mr. Monaghan resigned in August 1997.

(6) On May 22, 1998 all of the Company's outstanding options above $.10, were cancelled and reissued at the closing price on May 22, 1998, or $.10 per share.

The following table sets forth information concerning each exercise of stock options and freestanding SARs during the year ended December 31, 1997 by each of the Named Officers and the value at December 31, 1997 of unexercised options and SARs.


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

                         NUMBER OF           % OF TOTAL
                         SECURITIES         OPTIONS/SARS
                         UNDERLYING          GRANTED TO                                                   MARKET PRICE
                         OPTIONS/SARS       EMPLOYEES IN             EXERCISE OR BASE     EXPIRATION        ON DATE OF
NAME                     GRANTED (#)         FISCAL YEAR             PRICE ($/SH)           DATE              GRANT
----                     -----------         -----------             ------------           ----              -----
Hans J. Kaemmlein        2,000,000              32.2%                 $.30                 12/31/07           $  .30
                            15,000               0.2%                 $.80       (1)       04/10/06           $ 2.44
                           492,754               7.9%                 $.80       (1)       12/31/06           $  .86
                           800,000              12.8%                 $.80       (1)       08/02/04           $ 2.81

Mark G.  Monaghan          100,000 (2)           1.6%                 $.80       (1)       05/23/99           $ 2.81
                                -                  -                     -

Michael A. Stone                -                  -                     -                  -                   -


(1) On March 26, 1997, the Company reduced the exercise price of these options to $.80, which was the market price as of the close of business on March 26, 1997.

(2) Mr. Monaghan resigned in August 1997 and his options noted above have expired.

(3) On May 22, 1998 all of the Company's outstanding options above $.10, were cancelled and reissued at the closing price on May 22, 1998, or $.10 per share.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                                   VALUE OF
                                                                                                   UNEXERCISED
                                                                 NUMBER OF                         IN-THE-MONEY
                                                                 OPTIONS/SARs                      OPTIONS/SARs
                        SHARES ACQUIRED         VALUE            AT FY-END (#)                     AT FY-END ($)
NAME                    ON EXERCISE (#)         REALIZED         EXERCISABLE     UNEXERCISABLE     EXERCISABLE
----                    ---------------         --------         -----------     -------------     -----------
UNEXERCISABLE

Hans J. Kaemmlein            -                     -              3,307,754             -            $      -              $     -

Mark G. Monaghan             -                     -                   -                -            $      -              $     -

Michael A. Stone             -                     -                   -                -            $      -              $     -



EMPLOYMENT AND CONSULTING AGREEMENTS

         EMPLOYMENT AGREEMENT

On August 1, 1995, the Company entered into a five-year employment agreement with its Chairman and Chief Executive Officer providing for $150,000 annual compensation. The compensation is payable in options, exercisable at a price per share equal to 50% of the market value thereof, rather than cash until the Company has reported net income for any calendar quarter. The agreement provides for an incentive bonus equal to ten percent of the Company's pre tax earnings. In the event of a change of control of the Company (as defined), the employee has the right to terminate such employment agreement and receive an amount equal to the total of three times the total compensation paid to him for the preceding fiscal year. Effective January 1, 1997, the Company amended the terms of the employment agreement with its Chairman and Chief Executive Officer to provide that (i) the salary payable by the Company will increase to $180,000 per annum, plus cost of living increases, payable in cash or the Company's preferred stock, as determined by the Chairman and Chief Executive Officer,
(ii) all of the existing options owned by the Chairman and Chief Executive Officer as of December 17, 1996, will vest immediately; and (iii) all of the existing options owned by the Chairman and Chief Executive Officer would be converted from Incentive Stock Options to non-qualified stock options and, in connection therewith, (x) the term of the options will be extended from 5 to 10 years and (y) the options will continue notwithstanding any termination of employment of the Chairman and Chief Executive Officer. For the year ended December 31, 1997 compensation of $180,000, was accrued by the Company and will be paid to the Chief Executive Officer in 1998. For the year ended December 31, 1996, compensation of $150,000, in the form of options to purchase 347,826 shares of common stock at an exercise price of $.4312, was paid to the Chief Executive Officer on December 31, 1996.

1995 LONG TERM INCENTIVE PLAN

In August 1995, the Company adopted the 1995 Long Term Incentive Plan (the Incentive Plan), under which 1,000,000 shares of common stock were reserved for issuance (increased to 4,000,000 shares in June 1998). The Compensation Committee of the Board of Directors may issue options, restricted stock, stock appreciation rights, or such other awards as defined in the Incentive Plan to officers, directors, employees, consultants, and independent contractors of the Company. Incentive stock options granted under the Incentive Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the Incentive Plan to a stockholder owning more than ten percent of the outstanding common stock may not exceed five years and the exercise price may not be less than 110% of the fair market value of the common stock on the date of grant. During 1997 no stock options were granted under this plan.

1997 STOCK OPTION PLAN

In March 1997, the Company adopted the 1997 Stock Option Plan (the "Option Plan") under which 1,500,000 shares of common stock were reserved for issuance. The Compensation Committee of the Board of Directors may issue incentive and non-incentive stock options to officers, directors and employees of the Company or a subsidiary or affiliate. Incentive stock options granted under the Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Company's common stock on the date of grant, except that the term of an incentive stock option granted under the Option Plan to a stockholder owning more than ten percent of the outstanding common stock may not exceed five years and the exercise price may not be less than 100% of the fair market value of the common stock on the date of the grant. During 1997 6,200,000 options were granted of which 930,000 were granted to employees which in the interim were terminated or left the Company ,of which, 20,000 options expired on January 3, 1998, 900,000 options will expire on October 17, 1998 and 10,000 options shall expire on November 28, 1998.

COMPENSATION OF DIRECTORS

Directors do not receive fixed compensation for their services as directors; however, the Board of Directors may authorize the payment of a fixed sum to directors for their attendance at regular and special meetings of the Board of Directors as is customary for similar companies. During the years ended December 31, 1997 and 1996, there were no cash payments to directors for their attendance at regular or special meetings. During 1997 Directors received an aggregate of, 40,000 shares of common stock. Directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to Registrant. There are no family relationships among any of the directors or executive officers of Registrant. During 1997 800,000 options to purchase Company common stock were issued to two directors expiring June 30, 2002.

401(K) SAVINGS PLAN

The Company sponsors a retirement plan intended to be qualified under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). All employees over age 21 who have been employed for at least three months are eligible to participate in the plan. Employees may contribute to the plan on a deferred basis up to 15% of their total annual salary, but in no event more than the maximum permitted by the Code. Company contributions are discretionary. For the plan year ended December 31, 1997, the Company elected not to make matching contributions. As of December 31, 1997, approximately seven employees had elected to participate in the plan.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers (the "NASD"). These Reporting Persons are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely upon the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during the fiscal 1997, except that Hans J. Kaemmlein filed late one report relating to one purchase of the Company's Common Stock and one report relating to one sale of the Company's Common Stock and Media Ventures Inc. failed to timely report one sale of the Company's Common Stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 31, 1998, certain information concerning the ownership of each class of Registrant's securities by: (i) each beneficial owner of 5% or more of the Registrant's securities, based on reports filed with the Securities and Exchange Commission; and (ii) each director and officer named in the Summary Compensation Table; and (iii) all executive officers and directors of the Company as a group:


                                       Common Stock           Percent of
Name and Address                     Beneficially Owned         Class
----------------                     ------------------         -----
Hans J. Kaemmlein  (1)               8,531,122  (2)             27.3 %
Malcolm Jennings   (1)                  91,666  (3)                *
Walter R.F. Bodack (1)                  86,666  (4)                *
All Officers and
Directors as a group                 8,709,454                  27.8 %
-------------
* Less than 1%


(1) The address for each of these persons is 80 Orville Drive, Bohemia, New York, 11716.

(2) Consists of (a) 4,273,960 shares of restricted common stock which have been registered in Mr. Kaemmlein's name, (b) options to purchase (i) 800,000 shares of common stock at $2.81, (ii) 15,000 shares of common stock at $2.424 per share, (iii) 492,754 shares of common stock exercisable at $.86, and (iv) 2,000,000 shares of common stock at $.30 per share, in each case exercisable within 60 days from the date hereof; and (c) indirect beneficial ownership of (i) 860,930 shares of Technology Ventures Trust, of which Mr. Kaemmlein is trustee, which owns 560,930 shares and 300,000 options to purchase common stock exercisable at $2.44 (such options were granted as compensation for stock contributions in 1995) (ii) Hans J. Kaemmlein Irrevocable Trust, Joseph Aboyoun Esq., trustee, which owns 60,570 shares, and (iii) Media Ventures, Inc., a private corporation owned and controlled by Mr. Kaemmlein, which owns 88,478 shares. Mr. Kaemmlein disclaims beneficial ownership of the 60,570 shares owned by the Hans J. Kaemmlein Irrevocable Trust. On March 26, 1997, the foregoing options, with the exception of the trusts, which had an exercise price of in excess of $.80 per share were re-priced to reduce the exercise price to $.80 per share, which was the market price at the close of business on March 26, 1997.

(3) Consists of (a) 45,000 shares of common stock which have been registered in Mr. Jennings name, (b) options to purchase 10,000 shares of common stock granted October 5, 1995, of which vest annually over a three year period commencing on the grant date, (c) options to purchase 40,000 shares of common stock granted April 11, 1996, of which vest annually over a two year period commencing on the grant date and (d) options to purchase 400,000 shares of common stock granted December 31, 1997, of which vest annually over a four year period commencing on the grant date. On March 26, 1997, the foregoing options, which had an exercise price of in excess of $.80 per share were re-priced to reduce the exercise price to $.80 per share, which was the market price at the close of business on March 26, 1997.

(4) Consists of (a) 20,000 shares of common stock which have been registered in Mr. Bodack name, (b) options to purchase 40,000 shares of common stock granted October 5, 1995, of which vest annually over a three year period commencing on the grant date, (c) options to purchase 40,000 shares of common stock granted April 11, 1996, of which vest annually over a two year period commencing on the grant date and (d) options to purchase 400,000 shares of common stock granted December 31, 1997, of which vest annually over a four year period commencing on the grant date. On March 26, 1997, the foregoing options, which had an exercise price of in excess of $.80 per share were re-priced to reduce the exercise price to $.80 per share, which was the market price at the close of business on March 26, 1997.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All of the following transactions were made on terms as favorable to Registrant as those obtainable from unaffiliated third parties.

Between August 1993 and December 1997, Hans J. Kaemmlein, the Company's Chairman of the Board and Chief Executive Officer, loaned an aggregate of approximately $1,457,000 to the Company, of which approximately $301,000 has been repaid. These loans bear interest at a rate of equal to the prime rate at the beginning of the fiscal quarter in which the applicable loan is made, and mature in May 1999. Mr. Kaemmlein agreed to contribute this interest in 1993 and 1994. In 1997, 1996 and 1995, the interest was payable to Mr. Kaemmlein. Mr. Kaemmlein has agreed, to take as payment for the outstanding interest, shares of the Company's common stock. The Company has used the proceeds of these loans for working capital and general corporate purposes.

In March 1994 and April 1995, Technology Ventures Trust, of which Mr. Kaemmlein is trustee, transferred an aggregate of 105,000 shares of Common Stock to four
(4) persons or entities as gifts, each of which persons or entities were not affiliates of the Company. These gifts were made by Technology Ventures Trust in its capacity as a stockholder of the Company, and the Company did not derive any benefit therefrom. In June 1995, Technology Ventures Trust contributed 200,000 shares of Common Stock owned by it to the Company. The Company issued these shares to an investor for a purchase price of $200,000 or $1.00 per share in a negotiated transaction. In April 1996, Technology Venture Trust received 300,000 vested options with an exercise price of $2.4375 in return for the shares contributed in June 1995. On March 26, 1997, the foregoing options which had an exercise price in excess of $.80 per share were repriced to reduce the exercise price to $.80 per share, the market price at the close of business on March 26, 1997, post split. On May 22, 1998 all of the Company's outstanding options above $.10, were cancelled and reissued at the closing price on May 22, 1998, or $.10 per share.

In January, March, April, June and December 1994 and January, March and April 1995, Media Ventures Inc., a private corporation owned and controlled by Mr. Kaemmlein, transferred an aggregate of 228,972 shares of Common Stock to twenty-four (24) persons or entities as gifts, each of which persons or entities were not affiliates of the Company. These gifts were made by Media Ventures Inc. in its capacity as a stockholder of the Company, and the Company did not derive any benefit therefrom. In November and December 1994, Media Ventures Inc. sold an aggregate of 14,500 shares of common stock to five (5) investors for an aggregate purchase price of $30,000, or approximately $2.10 per share, in negotiated transactions.

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

4.01 Specimen Stock Certificate included as Exhibit 4.01 to Registrant's Form 10-QSB filed November 14, 1994 and incorporated herein by reference thereto.

4.02 Form of Series A Warrant included as Exhibit 4.02 to Registrant's Form 10-QSB filed November 14, 1994 and incorporated herein by reference thereto.

4.03 Form of Series B Warrant included as Exhibit 4.03 to Registrant's Form 10-QSB filed November 14, 1994 and incorporated herein by reference thereto.

4.04 Form of Series C Warrant included as Exhibit 4.04 to Registrant's Form 10-QSB filed November 14, 1994 and incorporated herein by reference thereto.

10.01 Agreement and Plan of Reorganization dated as of November 1, 1993 by and between Registrant, Vision Imaging, Inc. and Tim Von Kaenel included as Exhibit 10.01 to Registrant's Form 10-QSB filed
         November 14, 1994 and incorporated herein by reference thereto.

10.02 Source Code Agreement dated the 1st day of November, 1993 by and among Registrant, Tim Von Kaenel, Scott Southall, and Vision Imaging, Inc. included as Exhibit 10.02 to Registrant's Form 10-QSB filed
         November 14, 1994 and incorporated herein by reference thereto.

10.03 Assignment of Source Codes dated the 11th day of November, 1993 by Tim Von Kaenel, Scott Southall and Vision Imaging in favor of Registrant included as Exhibit 10.03 to Registrant's Form 10-QSB filed
         November 14, 1994 and incorporated herein by reference thereto.

10.04 Form of Confidentiality and Non-Disclosure Agreement between Registrant and the Managers of the Registrant's Divisions included as Exhibit
         10.04 to Registrant's Form 10-QSB filed November 14, 1994 and incorporated herein by reference thereto.

10.05 Form of Employment Agreement between Registrant and the Managers of Registrant's Divisions included as Exhibit 10.05 to Registrant's Form 10-QSB filed November 14, 1994 and incorporated herein by reference thereto.

10.06 Form of $200,000 Promissory Note payable to Suan Investments Corp. Included as Exhibit 10.15 to Registrant's Form 10K for the year ended December 31, 1995 filed April 12, 1996 and incorporated herein by reference thereto.

10.07 Form of $250,000 Promissory Note payable to Suan Investments Corp. Included as Exhibit 10.16 to Registrant's Form 10K for the year ended December 31, 1995 filed April 12, 1996 and incorporated herein by reference thereto.

10.08 Note Purchase Agreement dated as of June 29, 1995 between Registrant and Suan Investments Corp. included as Exhibit 10.17 to Registrant's Form 10Q for the period ended June 30, 1995 filed August 10, 1995 and incorporated herein by reference thereto.

10.09 Security Agreement as amended, dated as of July 24, 1995 between Registrant and Suan Investments Corp. included as Exhibit 10.18 to Registrant's Form 10Q for the period ended June 30, 1995 filed August 10, 1995 and incorporated herein by reference thereto.

10.10 Form of $550,000 Promissory Note payable to Stourbridge Investments Ltd. Included as Exhibit 10.19 to Registrant's Form 10K for the year ended December 31, 1995 filed April 12, 1996 and incorporated herein by reference thereto.

10.11 Form of Stock Subscription Agreement for an aggregate of 6,750,000 shares of Common Stock included as Exhibit 10.22 to Registrant's Form 10Q/A for the period ended June 30, 1995 filed October 24, 1995 and incorporated herein by reference thereto.

10.12 Form of Letter Agreement between Registrant and Technology Ventures Trust included as Exhibit 10.23 to Registrant's Form 10Q/A for the period ended June 30, 1995 filed October 24, 1995 and incorporated herein by reference thereto.

10.13 Employment Agreement between Registrant and Hans J. Kaemmlein. Included as Exhibit 10.13 to Registrant's Form 10K for the year ended December 31, 1995 filed April 12, 1996 and incorporated herein by reference thereto.

10.13.1 Amendment to employment agreement between Registrant and Hans J. Kaemmlein dated 01/01/97 .

10.14 1995 Long Term Incentive Plan included as Exhibit 10.25 to Registrant's Form 10Q/A for the period ended June 30, 1995 filed October 24, 1995 and incorporated herein by reference thereto.

10.15 Advanced Media, Inc. Certificate of Designations of the Class A Preferred Stock. Included as Exhibit 10.26 to Registrants Form 10Q for the period ended September 30, 1996 filed November 8, 1996 and incorporated by reference thereto.

10.16 Form of Preferred Stock Subscription Agreement used for the purchase of $600,000 liquidation preference of Class A Convertible Preferred Stock. Included as Exhibit 10.27 to Registrants Form 10Q for the period ended September 30, 1996 filed November 8, 1996 and incorporated by reference thereto.

10.17 Warrant to Viking Fund, Ltd. to purchase up to 150,000 shares of common stock. Included as Exhibit 10.28 to Registrants Form 10Q for the period ended September 30, 1996 filed November 8, 1996 and incorporated by reference thereto.

10.18 Subscription agreement for 1,000,000 shares of common stock between Montmelian Invetisements Ltd. and Advanced Media, Inc. Included as
         Exhibit 10.29 to Registrants Form 10Q for the period ended September 30, 1996 filed November 8, 1996 and incorporated by reference thereto.

10.19 Release between Advanced Media, Inc. and Montmelian Investisements Ltd. Included as Exhibit 10.30 to Registrants Form 10Q for the period ended September 30, 1996 filed November 8, 1996 and incorporated by reference thereto.

10.20 Warrants to Montmelian Investisements Ltd. to purchase 250,000 shares of common stock. Included as Exhibit 10.30 to Registrants Form 10Q for the period ended September 30, 1996 filed November 8,1996 and incorporated by reference thereto.

10.21 Contract for BioNutritional Encyclopedia between Advanced Media, Inc., Performance Concepts, Inc., and general Nutrition, Inc. included as
         Exhibit 10.31 to Registrants Form 10Q for the period ended September 30, 1996 filed November 8, 1996 and incorporated by reference thereto.

10.22 Joint Venture agreement between Advanced Media, Inc., and Performance Concepts, Inc., Included as exhibit 10.25 to Registrants Form 10Q for the period ended March 31, 1996 filed May 13, 1996 and incorporated by reference thereto.

17.01 Letter dated June 10, 1995 from Joel Sher to the Registrant (incorporated by reference to Exhibit 17.01 to the Registrant's Current Report on Form 8-K dated June 21, 1995).

23.1     Consent of Independent Accountants.

ITEM 13 (b).  REPORTS ON FORM 8-K


Form 8-K dated January 29, 1997 relating to the sales of equity securities pursuant to Regulation S.

Form 8-K dated October 20, 1997 relating to the change in Registrants certifying accountant.

Form 8-K dated June 15, 1998 relating to the change in Registrants certifying accountants.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ADVANCED MEDIA, INC.


Date: September 29, 1998                           By /s/ Hans Kaemmlein
      ------------------                           ---------------------
                                          Hans Kaemmlein, Chairman of the Board
                                          and Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: September 29, 1998               By /s/ Hans Kaemmlein
      ------------------               -------------------
                                    Hans Kaemmlein, Chairman of the Board,
                                    Chief Executive Officer and Director
                                    (Principal Executive and Financial Officer)


Date: September 29, 1998               By /s/ Malcolm Jennings
      ------------------               ---------------------
                                           Malcolm Jennings, Director


Date: September 29, 1998               By /s/ Walter R.F. Bodack
      ------------------               -----------------------
                                       Walter R.F. Bodack, Director

                                EXHIBIT INDEX


10.13.1 Amendment to employment agreement between Registrant and Hans J. Kaemmlein dated 01/01/97 .

23.1     Consent of Independent Accountants.

27      Financial Data Schedule