Form 10QSB
period 1998-03-31
ADVANCED MEDIA INC
filed 1998-10-01
CIK 932779

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

There were 18,667,271 shares of registrant's common stock outstanding as of March 31, 1998.

                               ADVANCED MEDIA INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

Balance Sheets                                                                 3

Statements of Operations                                                       4

Statements of Changes in Stockholders' Equity (Deficit)                        5

Statements of Cash Flows                                                       6

Notes to Financial Statements                                               7-11

Management's Discussion and Analysis of
Financial Condition and Results of Operations                              11-12


PART  II - OTHER INFORMATION

Item 1 - Changes in Securities                                                13

Item 2 - Defaults Upon Senior Securities                                      13

Item 3 - Submission of Matters to a Vote of Security Holders                  13

Item 4 - Other Information                                                    13

Item 5 - Exhibits and Reports on Form 8-K                                     13

Signatures                                                                    14

                               ADVANCED MEDIA INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                     MAR. 31,            DEC. 31,
                                                                      1998                 1997
                                                                   ------------        ------------
                                ASSETS

Current assets
  Cash and cash equivalents                                        $      1,040        $      2,709
  Accounts receivable, net of allowance for
   doubtful accounts of  $123,097 and $123,097, respectively             29,620             195,121
  Inventories                                                           101,696              53,010
  Prepaid expenses and other current assets                             227,638              74,535
                                                                   ------------        ------------
    Total current assets                                                359,993             325,375
Fixed assets, net                                                       256,880             290,085
Intangible assets, net                                                  778,449             818,628
Other assets                                                             53,882              43,882
                                                                   ------------        ------------
   Total assets                                                    $  1,449,204        $  1,477,970
                                                                   ============        ============

                     LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                 $    733,969        $    849,712
  Accrued expenses and other liabilities                                401,858             430,785
  Cash overdrafts                                                        12,858                   0
  Payable to related parties                                             93,974              27,578
  Current portion of capital lease obligations                           19,193              16,125
                                                                   ------------        ------------
    Total current liabilities                                         1,321,852           1,464,200
                                                                   ------------        ------------
Loan payable - stockholder                                            1,161,078           1,155,537
Capital lease obligations                                                18,798              23,298
Advance Due Berg & Berg                                                 250,000                  --
                                                                   ------------        ------------
    Total liabilities                                                 2,751,728           2,643,035
                                                                   ------------        ------------
Stockholders' deficiency:
   Preferred stock, par value $.0001 per share,
     Shares authorized: 10,000,000, none outstanding                         --                  --
  Common stock, par value $.0001 per share,
     Shares authorized: 100,000,000
     Shares issued and outstanding:
      1998 - 18,667,271
      1997 - 16,836,365                                                   1,869               1,685
   Additional paid-in capital                                        10,060,751           9,851,669
   Accumulated deficit                                              (11,349,899)        (10,994,290)
   Deferred compensation                                                (15,245)            (24,129)
                                                                   ------------        ------------
        Total stockholders' deficiency
                                                                     (1,302,524)         (1,165,065)
                                                                   ------------        ------------
Commitments and contingencies
Total liabilities and stockholders' (deficit) equity               $  1,449,204        $  1,477,970
                                                                   ============        ============

The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                   1998                 1997
                                               ------------         -----------
Net revenues                                   $    417,609         $   741,319
Cost of sales                                       219,401             486,828
                                               ------------         -----------

                                               ------------         -----------
  Gross profit                                      198,207             254,491
                                               ------------         -----------
EXPENSES:
Development                                          32,361              14,700
Selling and marketing                                56,981             150,519
General and administrative                          359,098             547,293
Amortization of intangible assets                    40,179              43,059
                                               ------------         -----------
  Total expenses                                    488,619             755,571
                                               ------------         -----------
Loss from operations                               (290,412)           (501,080)

OTHER INCOME (EXPENSE):
Other Misc. Revenues                                 (1,000)                 --
Gain/Loss on sale of assets                            (179)                 --
Interest expense, net                               (64,018)            (31,236)
                                               ------------         -----------
Net loss                                       $   (355,609)        $  (532,316)
                                               ============         ===========
Net loss per share                             $      (0.02)        $     (0.06)
                                               ============         ===========
Weighted average number of common
 shares outstanding                              15,535,905           8,234,122
                                               ============         ===========

The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                   (UNAUDITED)

                                                     PREFERRED STOCK              COMMON  STOCK         ADDITIONAL
                                                   SHARES      .0001 PAR      SHARES       .0001 PAR     PAID-IN      ACCUMULATED
                                                 .0001 PAR       AMOUNT      .0001 PAR       AMOUNT      CAPITAL        DEFICIT
                                                -----------   -----------   -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 1996                        120,000            12     7,569,281           758     8,705,509    (9,345,126)

Stock Split                                              --            --            --            --            --            --
Sales of common stock                                    --            --     4,264,110           426       620,872            --
Conversion of preferred to common                  (120,000)          (12)      317,126            32           (20)           --
Sales to 401K plan                                       --            --         2,525            --         1,231            --
Issuance of common stock for:
    Commissions due broker                               --            --        45,454             5            (5)           --
    Services - consulting                                --            --       290,000            29        85,596            --
    Services - employee                                  --            --         7,500             1         5,999            --
    Services - director                                  --            --        40,000             4        31,996            --
    Penalty shares                                       --            --       253,125            25           (25)           --
    Officer loan principle and interest                  --            --     4,073,960           407       406,989            --
Cancellation of shares due to:                           --            --                                                      --
    Employment termination                               --            --        (2,500)           --            --            --
    Shares repurchased (litigation settlement)           --            --       (24,216)           (2)       (6,473)           --
Amortization of deferred compensation                    --            --            --            --            --            --
Net Loss                                                 --            --            --            --            --    (1,649,164)
                                                -----------   -----------   -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 1997                             --            --    16,836,365         1,685     9,851,669   (10,994,290)
                                                -----------   -----------   -----------   -----------   -----------   -----------
Sales of common stock                                    --            --       644,833            64        51,543            --
Sales to 401K plan                                       --            --         1,254            --           221            --
Issuance of common stock for:
   Public relations                                      --            --       875,000            88       154,850            --
   Services - consulting                                 --            --                                     2,500            --
   Penalty shares                                        --            --       330,000            33           (33)           --
Cancellation of shares                                   --            --       (20,181)           (1)            1            --
Amortization of deferred compensation                    --            --            --            --            --            --
Net loss                                                 --            --            --            --            --      (355,609)
                                                -----------   -----------   -----------   -----------   -----------   -----------
BALANCE AT MARCH 31, 1998                                --            --    18,667,271         1,869    10,060,751   (11,349,899)
                                                -----------   -----------   -----------   -----------   -----------   -----------

                                                  DEFERRED        TOTAL
                                                   COMPEN-       DOLLAR
                                                   SATION        AMOUNTS
                                                 -----------   -----------
BALANCE AT DECEMBER 31, 1996                         (65,169)     (704,016)

Stock Split                                               --            --
Sales of common stock                                     --       621,298
Conversion of preferred to common                         --            --
Sales to 401K plan                                        --         1,231
Issuance of common stock for:                                           --
    Commissions due broker                                --            --
    Services - consulting                                 --        85,625
    Services - employee                                   --         6,000
    Services - director                              (32,000)           --
    Penalty shares                                        --            --
    Officer loan principle and interest                    --       407,396
Cancellation of shares due to:                            --            --
    Employment termination                                --            --
    Shares repurchased (litigation settlement)                      (6,475)
Amortization of deferred compensation                 73,040        73,040
Net Loss                                                        (1,649,164)
                                                 -----------   -----------
BALANCE AT DECEMBER 31, 1997                         (24,129)   (1,165,065)
                                                 -----------   -----------
Sales of common stock                                     --        51,607
Sales to 401K plan                                        --           221
Issuance of common stock for:                                           --
   Public relations                                       --       154,938
   Services - consulting                                  --         2,500
   Penalty shares                                         --            --
Cancellation of shares                                    --            --
Amortization of deferred compensation                  8,884         8,884
Net loss                                                  --      (355,609)
                                                 -----------   -----------
BALANCE AT MARCH 31, 1998                            (15,245)   (1,302,524)
                                                 -----------   -----------

The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                          1998        1997
                                                        ---------   ---------
Cash flows from operating activities:
Net loss                                                $(355,609)  $(532,316)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
    Depreciation and amortization                          34,525      46,170
    Amortization of intangibles                            40,179      43,059
    Amortization of deferred compensation                   8,884      15,133
    Loss on disposal of fixed assets                          179       4,777
    Provision for doubtful accounts                            --       1,082
    Issuance of common stock for services and expenses    154,938      15,375
Changes in operating assets and liabilities:
    Accounts receivable, net                              164,593       2,788
    Inventories, net                                      (48,686)      8,005
    Prepaid expenses and other current assets            (153,103)     (8,483)
    Accounts payable                                      (59,145)     60,081
    Accrued expenses and other liabilities                (77,568)     (9,262)
    Payable to related parties                             66,397      38,074
    Deferred revenues                                     (80,000)     17,500
                                                        ---------   ---------
         Net cash used for operating activities          (304,416)   (298,017)
                                                        ---------   ---------
Cash flows from investing activities:
    Purchases of fixed assets, net                             --     (38,889)
    Proceeds from note receivable                              --         500
    Increase in security deposits                              --       4,133
                                                        ---------   ---------
         Net cash used for investing activities                --     (34,256)
                                                        ---------   ---------
Cash flows from financing activities:
    Proceeds from sale of common stock                     48,638     280,356
    Proceeds from loan payable - stockholder, net           5,541      (9,816)
    Payments of  capital lease obligations                 (1,432)     (3,262)
    Cash Overdrafts                                            --          --
    Proceeds from long term debt                          250,000          --
                                                        ---------   ---------
         Net cash provided by financing activities        302,747     267,278
                                                        ---------   ---------
 Net decrease in cash and cash equivalents                 (1,669)    (64,995)
 Net cash, cash overdrafts and cash equivalents:
    Beginning of period
                                                            2,709      40,863
                                                        ---------   ---------
    End of period                                       $   1,040   $ (24,132)
                                                        =========   =========
Cash paid during the period for:
    Interest                                            $       0   $   1,805
                                                        =========   =========
    Taxes                                               $       0   $   1,610
                                                        =========   =========

The accompanying notes are an integral part of these financial statements.

1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Advanced Media, Inc. (the "Company") for the three months ended March 31, 1998 and 1997 have been prepared by management and include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

3 - LIQUIDITY AND BUSINESS RISKS

As of March 31, 1998, the Company had a net capital deficiency of $1,302,524, a working capital deficit of $1,302,524 and has sustained cumulative net losses of $11,349,899 since commencing operations in August 1993. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding possible equity transactions. Additional funding of $66,150 was raised during the first quarter of 1998. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it will be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has no line of credit or other access to debt financing from any financial institution.

4 - DEBT AND EQUITY TRANSACTIONS

In March 1995, the Company entered into a loan agreement pursuant to which two individuals (the "Lenders") loaned the Company $500,000. The loan bore interest at a rate of ten percent per annum and was secured by certain of the Company's assets. This loan was repaid in July 1995 utilizing the proceeds from the promissory notes referred to below. Pursuant to the terms of the loan agreement, the Company issued 30,000 shares of its common stock and 30,000 options to purchase common stock to the Lenders. The options are exercisable for a five year period at an exercise price of $4.10 per share (these options, along with all of the Company's other option grants, were re-valued to $.80 on March 26,
1997). As a result of these issuance's, the Company recorded deferred financing costs of $270,750 which were amortized through July 1995.

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

During July 1995 and November 1995, the Company issued 725,000 shares of restricted common stock in a private placement transaction (the private placement) in exchange for $1,450,000 or $2.00 per share. Actual proceeds from the issuance of these shares totaled $1,220,000 net of a finder's commission of $230,000. The private placement provided that in the event the value of shares issued to investors is not equal to at least 200% of the purchase price ten days prior to the registration of the common stock under the Securities Act of 1933, the Company will issue additional shares of common stock to these stockholders so that the aggregate value of such stockholder's common stock shall equal 200% of the purchase price paid. Pursuant to the provisions of the private placement agreement, and based upon the difference between the private placement price of $2.00 per share and closing price per share of $.28 per share at December 31, 1997, the Company would be required to issue an additional 9,632,000 shares of common stock. Fulfillment of the fair value guarantee, if by issuance of additional common stock, would result in substantial dilution of the Company's common stock if the price of the Company's common stock has not increased appreciably from the fair value of $.28 at December 31, 1997. The Company has agreed to register the purchased shares of common stock within ninety (90) days after the common stock is authorized for trading on the National Association of Securities Dealers Automated Quotation (NASDAQ) Small Cap Market. The private placement provided that if, on January 1, 1996, a registration statement covering the purchased shares of common stock was not effective, which it was not, the Company would be required to make distributions to these stockholders of $36,250 (2.5% of the private placement proceeds) or 18,125 shares per month, until such registration statement is declared effective. The Company has set aside 380,625 shares of common stock to satisfy this agreement through December

31, 1997. The Company and these stockholders tentatively agreed in October 1997 to stop the issuance of these monthly penalty shares due to their antidilutive effect on the Company. The Company and these stockholders are currently negotiating an agreement to settle the entire obligation in exchange for Company preferred stock. However, there can be no assurance that the Company will be successful in these negotiations. These stockholders also have piggyback registration rights and one demand registration right.

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

In August 1996, the Company granted 10,000 options at $1.30 to its corporate counsel for legal services pursuant to its 1995 Long Term Incentive Plan (these options, along with all of the Company's option grants were revalued to $.80 on March 26, 1997). The options expire in July 2001.

In 1996, the Company issued 186,857 shares of common stock in various private placements for net proceeds of $218,544. In 1997, the Company issued 4,264,110 shares of common stock in various private placements for net proceeds of $621,298.

The Company issued a total of 600,000 shares of common stock in exchange for an aggregate $280,000 in the first quarter of 1997. As a condition of two of these placements, the Company agreed to register 200,000 shares by April 30, 1997. Failure to register the 200,000 shares cause the Company to pay a penalty of 5,000 shares to each of the parties, i.e., 10,000 total, on April 30, 1997 and for each thirty-day period thereafter for which a registration statement is not filed. Through December 31, 1997, 90,000 shares have been reserved as penalty shares under this agreement. Such penalty shares are required to be registered as contingency shares in the registration statement. Furthermore, as consideration for the investors not disposing of the 200,000 shares between April 30, 1997 and June 30, 1997, which condition has been met, the agreement provided for additional contingency shares to be registered if the Company did not meet a value guaranty provision ensuring that the 200,000 shares would be equivalent in value to $175,000 after the registration became effective. In 1998, the Company reached a settlement agreement with each of these stockholders. One stockholder was issued an additional 664,192 shares as complete settlement of the original placement penalty and value guarantee provisions. The second stockholder was issued an additional 400,000 shares as settlement of the original placement penalty provision and the value guarantee provision was revised to $.30 for the 500,000 shares issued to such stockholder. Penalty shares for the months of January 1998 through May 1998, totaling an additional 50,000 shares, were also issued to these stockholders.

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

In June 1997, the Company entered into a Private Equity Line of Credit Agreement ("PELOC") for an aggregate purchase price of up to $1,000,000 through June 30, 1998. Under this agreement, the Company issued 699,301 shares of its common stock for $250,000 before commissions and legal fees of $45,900 and 22,727 shares of common stock, respectively. All shares issued pursuant to the PELOC were to be registered and declared effective by September 30, 1997. In the event that the Company failed to obtain or maintain the effectiveness of a registration statement on or before September 30, 1997, the Company was to pay $5,000 in cash, and then $7,500 for each thirty-day period commencing November 1, 1997. The Company also committed to draw down a minimum total of $500,000 under this PELOC. In December 1997, the Company issued an additional 300,000 shares as a result of the Company's failure to secure an effective registration statement, and the parties agreed to release each other from any and all further obligations under the PELOC.

In the fourth quarter of 1997, the Company issued 528,000 shares for $52,800 (less commissions of approximately $8,000). The placement agreements provided for a value guarantee provision of $.30 per share, based upon the fair value of the common stock upon the effective date of a filed registration statement.

5 - RELATED PARTY TRANSACTIONS

Expenses for the three months ended March 31, 1998 and 1997 include certain amounts payable to the Company's chief executive officer, $45,000 for the period ended March 31, 1997 representing compensation payable, and $55,107 and $27,068, respectively, representing interest on the loan from officer.

6 - INCOME TAXES

At March 31, 1998 the Company has net operating loss carryforwards for tax purposes of approximately $6,800,000, which expire through 2011. Deferred tax assets are comprised of the following:

                                                  MARCH 31,         DECEMBER 31,
                                                    1998                1997
                                                -----------         -----------
Gross deferred tax assets                       $ 2,484,550         $ 2,968,000
Valuation allowance                              (2,484,550)         (2,968,000)
                                                -----------         -----------
Net deferred tax asset                          $        --         $        --
                                                ===========         ===========

The gross deferred tax assets arise primarily from net operating loss carryforwards and differences in the valuation of receivables accruals and deferred compensation. The Company has provided a full valuation allowance against the gross deferred tax assets because, in management's judgment, it is more likely than not that such benefits will not be realized.

The Company had a several changes in ownership since commencing operations in 1993, which has resulted in a restriction on the prospective annual utilization of the loss carryforwards. Future changes in ownership may also result in further limitations on the annual utilization of the loss carryforwards.

7 - CONTINGENCIES

Legal Proceedings

On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision Vision ("Decision"), and his wife, also a former employee of Decision, initiated a lawsuit seeking damages of approximately

$1,000,000 from the Company, and certain present and former officers. The lawsuit was based on claims arising out of the employees' termination, and also arising out of the sale of the assets of Decision to the Company. The most significant aspect of the lawsuit, pertaining to the acquisition of the assets of Decision by the Company, was dismissed by the court in which the action had been filed, the Superior Court of the State of California, County of San Diego, in a series of rulings between December 1996 and February 1997, when the court dismissed numerous causes of action and the action against all individual defendants and eliminated any possible punitive damages award. The court also dismissed wrongful termination claims of both former employees. On March 25, 1997, the plaintiffs filed an appeal regarding the above claims. On August 14, 1997, a settlement was reached which required the company to make a one time cash payment of $8,000 on or before October 1, 1997, and then make twelve monthly payments of $5,000 commencing November 1997, for a total cash settlement of $68,000. For each cash payment made to the plaintiff, the plaintiff is to return to the Company, shares of the Company's common stock held by the plaintiff. A total of 91,429 shares are to be returned to the Company in proportion to the cash payments received by the plaintiff. The Company recorded litigation expense of $43,000 in 1997 as a result of this settlement and will record repurchase of common stock (at its $.27 fair value per share at the time of settlement) as cash payments are made. Any breach of the stipulation settlement will cause all appeals previously made to be reactivated and the Company would receive credit for any cash payments made. The Company has made timely payments through September 1998.

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

On May 11, 1998, a complaint entitled "Autodesk Inc. v. Advanced Media Interactive, et al." was filed in the Marin County, California Superior Court against the Company for breach of contract and also for nonpayment for various products and software licenses. The complaint seeks damages of approximately $115,000 plus interest, attorney fees and costs. Management intends to contest this complaint vogorously and an answer was filed on August 12, 1998, which asserts multiple defenses and the Company is also seeking to pursue a cross complaint. The case is still in the in the preliminary pleading stages and the Company is unable to predict the ultimate outcome of this claim. Accordingly, no adjustments have been made in the financial statements for any potential losses.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Although gross sales decreased $323,710 ,the gross profit percentage for the three months ended March 31, 1998 increased to 47.5% of net revenues versus 34.3% in 1997 on comparable net revenues due to company's sales emphasis towards more profitable interactive system solution projects and the mall strategy.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Expenses for the three months ended March 31, 1998 declined $219,116, or 31.0%. Development expense increased $17,661, or 54.6%, as the Company continues to expand its existing proprietary products. Selling and marketing expense decreased $93,538, or 62.1%, of which $14,087 reflects an increase in expenses related to demonstrations related to sales proposal efforts and $3,770 reflects selling costs incurred in the new electronic commerce division which started up in September 1996. General and administrative expenses declined $183,418, or 33.8%, of which $19,349 reflects costs related to the Company's new electronic commerce division.

The increase in interest expense of $31,933 was primarily due to the increase in the interest rate of the loan from officer.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had a net capital deficiency of $1,302,524, a working capital deficit of $1,302,524 and has sustained cumulative net losses of $11,349,899 since commencing operations in August 1993. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding possible equity transactions. Additional funding of $66,150 was raised during the first quarter of 1998. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it will be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has no line of credit or other access to debt financing from any financial institution.

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

The Company is hopeful that anticipated improvements in the Company's operations resulting from the sales and installation of interactive kiosks pursuant to the Rollout Contract with GNC and the Company's improvements in the areas of Electronic Commerce, including 21 SoftwareDrive and its multiple transaction-driven vertical applications, will result in an increase in the market price of the Company's common stock used to raise additional equity capital, although there can be no assurance it will do so.

Forward-Looking Statements. All statements other than statements of historical fact included in this report are forward-looking statements. When used in this report, words such as "anticipate," "believe," "expect," "intend," and similar expressions, as they relate to the Company's management, identify forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors including, but not limited to, financing, operational spending, revenue levels, the effect of business and economic conditions and the impact of competitive products and pricing. Such statements reflect the current views of the Company with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company.

                           PART II. OTHER INFORMATION

Item 1. Changes in Securities

         Not applicable

Item 2. Defaults Upon Senior Securities

         Not applicable

Item 3. Submission of Matters to a Vote of Security Holders

         Not applicable

Item 4. Other Information

         Not applicable

Item 5. Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K:

         Current report on Form 8-K dated January 29, 1997 relating to Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ADVANCED MEDIA, INC.

Date:   9/30/98              By  /s/ Hans Kaemmlein
                             Hans Kaemmlein, Chairman of the Board,
                             President and Chief Executive and Financial Officer