Form 10QSB
period 1998-06-30
ADVANCED MEDIA INC
filed 1998-10-06
CIK 932779

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


COMMISSION FILE NUMBER 0-25112




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

      (516)244-1616
     (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES X       NO

There were 23,628,200 shares of registrant's common stock outstanding as of June 30, 1998.

                               ADVANCED MEDIA INC.
                                      INDEX




PART I - FINANCIAL INFORMATION                                           PAGE

Balance Sheets                                                              3

Statements of Operations                                                    4

Statements of Changes in Stockholders' Equity (Deficit)                     5

Statements of Cash Flows                                                    6

Notes to Financial Statements                                            7-11

Management's Discussion and Analysis of
Financial Condition and Results of Operations                              12


PART  II - OTHER INFORMATION

Item 1 - Changes in Securities                                             13

Item 2 - Defaults Upon Senior Securities                                   13

Item 3 - Submission of Matters to a Vote of Security Holders               13

Item 4 - Other Information                                                 13

Item 5 - Exhibits and Reports on Form 8-K                                  13


Signatures                                                                 14

                               ADVANCED MEDIA INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                         JUNE 30,            DEC. 31,
                                                                                          1998                 1997
                                                                                      ------------         ------------
                                ASSETS

Current assets
  Cash and cash equivalents                                                           $    (10,471)        $      2,709
  Accounts receivable, net of allowance for
   doubtful accounts of  $123,097 and $123,097, respectively                                13,553              195,121
  Other  receivable                                                                          1,078                 --
  Inventories                                                                              101,589               53,010
  Prepaid expenses and other current assets                                                412,938               74,535
                                                                                      ------------         ------------
    Total current assets                                                                   518,687              325,375

Fixed assets, net                                                                          249,380              290,085
Intangible assets, net                                                                     778,449              818,628
Other assets                                                                                53,848               43,882
                                                                                      ------------         ------------

   Total assets                                                                       $  1,600,364         $  1,477,970
                                                                                      ============         ============
                LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                                    $    727,615         $    793,121
  Accrued expenses and other liabilities                                                   585,015              487,377
  Payable to related parties                                                                  --                 27,577
  Deferred revenues                                                                         60,000              140,000
  Current portion of capital lease obligations                                              31,713               15,827
                                                                                      ------------         ------------
    Total current liabilities                                                            1,404,343            1,463,902
                                                                                      ------------         ------------

Loan payable - stockholder                                                               1,406,378            1,155,537
Capital lease obligations                                                                     --                 23,596
Payable to related parties, long term                                                         --                   --
                                                                                      ------------         ------------
    Total liabilities                                                                    2,810,721            2,643,035
                                                                                      ------------         ------------

Stockholders' deficiency:
   Preferred stock, par value $.0001 per share.
     Shares authorized: 10,000,000, issued 600,000 Series A
     Convertible shares, none and 120,000 outstanding
     (entitled in liquidation to $120,000 at December 31, 1996)
  Common stock, par value $.0001 per share.
     Shares authorized: 100,000,000
     Shares issued and outstanding:
      1998 -   23,628,200
      1997 -   16,836,365                                                                    2,337                1,685
   Additional paid-in capital                                                           10,460,430            9,851,669
   Accumulated deficit                                                                 (11,657,879)         (10,994,290)
   Less deferred compensation                                                              (15,245)             (24,129)
                                                                                      ------------         ------------
        Total stockholders' deficiency                                                  (1,210,357)          (1,165,065)
                                                                                      ------------         ------------

Commitments and contingencies

Total liabilities and stockholders' (deficit) equity                                  $  1,600,364         $  1,477,970
                                                                                      ============         ============



The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED                          THREE MONTHS ENDED
                                                      JUNE 30,                                   JUNE 30,
                                               1998                1997                1998                 1997
                                         ------------         ------------         ------------         ------------

Net revenues                             $    441,084         $  1,802,729         $     23,476         $  1,061,410

Cost of sales                                 301,518            1,200,697               83,168              713,869
                                         ------------         ------------         ------------         ------------
  Gross profit                                139,566              602,032              (59,692)             347,541
                                         ------------         ------------         ------------         ------------

EXPENSES:
Development                                    32,361               15,592                 --                    891
Selling and marketing                          83,141              319,490               26,160              168,971
General and administrative                    590,096              995,158              189,770              447,866
Amortization of intangible assets                --                 86,118                 --                 43,059
Debt conversion expense                          --                   --                   --                   --
                                         ------------         ------------         ------------         ------------

  Total expenses                              705,598            1,416,358              215,930              660,787
                                         ------------         ------------         ------------         ------------

Loss from operations                         (566,032)            (814,326)            (275,622)            (313,246)

OTHER INCOME (EXPENSE):
Other revenues                                 10,489               25,110               11,612               25,110
Interest expense, net                        (108,046)             (99,916)             (43,971)             (68,681)
                                         ------------         ------------         ------------         ------------
  Total other income (expense)                (97,557)             (74,806)             (32,359)             (43,571)
                                         ------------         ------------         ------------         ------------

Net loss                                 $   (663,589)        $   (889,132)        $   (307,981)        $   (356,817)
                                         ============         ============         ============         ============

Net loss per share                       $       (.03)        $       (.10)        $      (0.01)        $      (0.03)
                                         ============         ============         ============         ============

Weighted average number of common
 Shares outstanding                        20,231,883            8,624,412           20,231,883           11,089,545
                                         ============         ============         ============         ============



  The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                  (UNAUDITED)


                                                   PREFERRED STOCK                        COMMON STOCK
                                             ------------------------------------------------------------------     ADDITIONAL
                                                               .0001 PAR                            .0001 PAR         PAID-IN
                                                SHARES           AMOUNT            SHARES             AMOUNT          CAPITAL
                                             ----------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                      120,000                12         7,569,281               758         8,705,509
Stock split                                        --                --                --                --                --
Sales of common stock                              --                --           4,264,110               426           620,872
Conversion of preferred to common              (120,000)              (12)          317,126                32               (20)
Sales to 401K Plan                                 --                --               2,525              --               1,231
Issuance of common stock for:
    Commission due broker                          --                --              45,454                 5                (5)
    Services - consulting                          --                --             290,000                29            85,596
    Services - employee                            --                --               7,500                 1             5,999
    Services - director                            --                --              40,000                 4            31,996
    Penalty shares                                 --                --             253,125                25               (25)
Officer loan principal and interest                --                --           4,073,960               407           406,989
Cancellation of shares due to:
    Employment termination                         --                --              (2,500)             --                --
    Shares repurchased (litigation                 --                --             (24,216)               (2)           (6,473)
      settlement)
Amortization of deferred compensation              --                --                --                --                --
Net loss                                           --                --                --                --                --
                                               --------              ----        ----------             -----        ----------

BALANCE AT DECEMBER 31, 1997                       --                --          16,836,365             1,685         9,851,669
Sales of common stock                              --                --           3,760,321               346           320,252
Sales to 401K plan                                 --                --               2,684              --                 377
Issuance of common stock for:
    Public relations                               --                --           1,075,000               108           175,830
    Services - consulting                          --                --           1,000,000               100           112,400
    Penalty shares                                 --                --             994,192                99               (99)
Cancellation of shares                             --                --             (40,362)               (1)                1
Amortization of deferred compensation              --                --                --                --                --
Net loss                                           --                --                --                --                --
                                               --------              ----        ----------             -----        ----------
BALANCE AT JUNE 30, 1998                           --                --          23,628,200             2,337        10,460,430
                                               --------              ----        ----------             -----        ----------




                                                                              DEFERRED          TOTAL
                                                        ACCUMULATED           COMPEN-          DOLLAR
                                                          DEFICIT             SATION           AMOUNTS
                                                       -------------------------------------------------
BALANCE, DECEMBER 31, 1996                               (9,345,126)          (65,169)         (704,016)
Stock split                                                    --                --                --
Sales of common stock                                          --                --             621,298
Conversion of preferred to common                              --                --                --
Sales to 401K Plan                                             --                --               1,231
Issuance of common stock for:
    Commission due broker                                      --                --                --
    Services - consulting                                      --                --              85,625
    Services - employee                                        --                --               6,000
    Services - director                                        --             (32,000)             --
    Penalty shares                                             --                --                --
Officer loan principal and interest                            --                --             407,396
Cancellation of shares due to:
    Employment termination                                     --                --                --
    Shares repurchased (litigation                             --                --              (6,475)
      settlement)
Amortization of deferred compensation                          --              73,040            73,040
Net loss                                                 (1,649,164)             --          (1,649,164)
                                                        -----------           -------       -----------
BALANCE AT DECEMBER 31, 1997                            (10,994,290)          (24,129)       (1,165,065)
Sales of common stock                                          --                --             320,598
Sales to 401K plan                                             --                --                 377
Issuance of common stock for:
    Public relations                                                                            175,938
    Services - consulting                                      --                --             112,500
    Penalty shares                                             --                --                --
Cancellation of shares                                         --                --                --
Amortization of deferred compensation                          --               8,884             8,884
Net loss                                                   (663,589)             --            (663,589)
                                                        -----------           -------       -----------
BALANCE AT JUNE 30, 1998                                (11,657,879)          (15,245)       (1,210,357)
                                                        -----------           -------       -----------



The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                     JUNE 30,
                                                               1998           1997
                                                            ---------       ---------
Cash flows from operating activities:
Net loss                                                    $(663,589)      $(889,132)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
    Gain on sale of trademark                                    --              --
    Debt conversion expense                                      --              --
    Depreciation and amortization                              34,525          92,365
    Amortization of intangibles                                40,179          86,117
    Amortization of deferred compensation                       8,884          30,266
    Loss on disposal of fixed assets                              179           4,777
    Provision for doubtful accounts                              --               782
    Interest on loan payable - officer                        229,606            --
    Issuance of options to officer as compensation               --              --
    Issuance of common stock for services and expenses        285,978          42,713
Changes in operating assets and liabilities:
    Accounts receivable                                       181,568           2,600
    Other receivable                                           (1,078)           --
    Inventories, net                                          (48,579)        (18,882)
    Prepaid expenses and other current assets                (338,403)        (67,597)
    Accounts payable                                          (65,499)         75,200
    Accrued expenses and other liabilities                   (116,906)        (36,361)
    Payable to related parties                                (27,577)        150,556
    Deferred revenues                                         (80,000)        (22,550)
                                                            ---------       ---------
       Net cash used for operating activities                (560,712)       (549,146)
                                                            ---------       ---------

Cash flows from investing activities:
    Purchases of fixed assets                                    --           (51,220)
    Net proceeds from sale of trademark                          --              --
    Payment of note receivable                                   --               142
    (Increase) decrease in security deposits                   (9,966)         (6,601)
                                                            ---------       ---------
         Net cash used for investing activities                (9,966)        (57,679)
                                                            ---------       ---------

Cash flows from financing activities:
    Proceeds from sale of common stock                        322,785         593,117
    Proceeds from loan payable - stockholder, net                 841          (7,665)
    Proceeds from long term debt                              250,000
    Cash Overdrafts                                            (7,951)
    Payments of  capital lease obligations                     (8,177)         (5,469)
                                                            ---------       ---------
         Net cash provided by financing activities            557,498         579,983
                                                            ---------       ---------

 Net decrease in cash and cash equivalents                    (13,180)        (26,842)

 Net cash, cash overdrafts and cash equivalents:
     Beginning of period                                        2,709          40,863
                                                            ---------       ---------
     End of period                                          $ (10,471)      $  14,021
                                                            =========       =========

Cash paid during the period for:
     Interest                                               $       0       $   3,053
                                                            =========       =========

     Taxes                                                  $       0       $   1,610
                                                            =========       =========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

During May 1998, the company exchanged 1,000,000 common shares for services valued at $110,000 for an annual business development contract which is included in prepaid expenses ($110,000 at June 30, 1998).

The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Advanced Media, Inc. (the "Company") for the six months ended June 30, 1998 and 1997 have been prepared by management and include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited interim periods. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

3 - LIQUIDITY AND BUSINESS RISKS

The Company incurred a net loss of $663,589 for six months ended June 30, 1998 and cumulative net losses of $11,657,879 since commencing operations in August 1993. As of June 30, 1998, the Company had a working capital deficit of $663,589 as compared to a working capital deficit of $1,138,825 at December 31, 1997. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding possible equity transactions. Additional funding of $377,698(before commissions of approximately 15%) was raised during the first six months of 1998. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it may be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has no line of credit or other access to debt financing.

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

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS



DEBT AND EQUITY TRANSACTIONS (CONTINUED)

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

In April 1997, the Company issued 202,690 shares of its common stock for which the Company received approximately $86,000, net of commission of $15,000. The Company agreed to complete a registration statement by

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS



DEBT AND EQUITY TRANSACTIONS (CONTINUED)
July 15, 1997 or be subject to a cumulative penalty of 10% of the amount of shares subscribed. The penalty would continue for each thirty-day period for which the registration was not effective. The shares have not been registered to date. The Company also agreed that if the value of these shares was not $1.10 on the effective date of the registration statement, it would issue additional shares of equivalent value to such subscribers. No penalty shares were issued during 1997, since the Company was renegotiating the aforementioned penalty and value guarantee provisions, and in June 1998, an agreement was reached. The subscribers were issued an additional 810,760 shares as settlement of the original penalty provision and the value guarantee provision was revised to $.30 for the 1,013,450 shares issued to the subscribers.

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

Revenue included $60,000 from a corporation who is a shareholder of the Company.

Expenses for the six and three months ended June 30, 1998 include certain amounts payable to the Company's chief executive officer, $90,000 and $45,000, respectively, representing compensation payable, and $93,528 and $55,107, respectively, representing interest on the loan from officer.

6 - INCOME TAXES

At June 30, 1998 the Company has net operating loss carryforwards for tax purposes of approximately $7,200,000, which expire through 2012. Deferred tax assets are comprised of the following:


                                             JUNE 30,           DECEMBER 31,
                                              1998                 1997

Gross deferred tax assets                   $2,484,550          $ 2,968,000
Valuation allowance                         (2,484,550)          (2,968,000)
                                            ----------          -----------
Net deferred tax asset                      $        -          $         -
                                            ==========          ===========

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

RESULTS OF OPERATIONS

SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Although revenue for the six and three months ended June 30, 1998 decreased $1,361,645 and $1,037,934, or 75.5% and 97.8%, the gross profit percentage stood almost steady at 31.6% versus 33.3 on comparable net revenues due to the company's sales emphasis towards more profitable interactive system solution projects and the mall strategy.

Expenses for the six and three months ended June 30, 1998 declined $710,759 and $444,857, or 50.2% and 67.3%, respectively. General and administrative expenses for the six months ended June 30, 1998 decreased $405,061 or 40.7% and $258,096, or 57.6% for the three months ended June 30, 1997.

Other income (expense) reflects higher interest charges during the quarter ended June 30, 1998 versus the same period in 1997 related to interest on advances to the chief executive officer at an increased interest rate of 14% retroactive to January 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $663,589 for six months ended June 30, 1998 and cumulative net losses of $11,657,879 since commencing operations in August 1993. As of June 30, 1998, the Company had a working capital deficit of $663,589 as compared to a working capital deficit of $1,138,825 at December 31, 1997. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding possible equity transactions. Additional funding of $377,698(before commissions of approximately 15%) was raised during the first six months of 1998. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it may be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has no line of credit or other access to debt financing.

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

         Not applicable

Item 2.  Defaults Upon Senior Securities

         Not applicable

Item 3.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 4.  Other Information

         CASH ADVANCE

         In February 1998, the Company was advanced $250,000, from an investor, to be applied towards the Company's issuance of Series A Preferred Stock, which was to be issued within 60 days of such advance payment. The advance was collateralized by a security interest in all of the Company's assets (subordinate only to existing liens as of such date). The Series A Preferred Stock was never issued and the Company and the investors are presently negotiating a repayment schedule and the Company agreed to issue 500,000 common stock warrants to the investor, which expire in five years; one-half of the warrants are exercisable at $.10 per share and one-half are exercisable at $.12 per share.

Item 5.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ADVANCED MEDIA, INC.



Date: 10/05/98                    By  /s/ Hans Kaemmlein
                                  Hans Kaemmlein, Chairman of the Board,
                                  Chief Executive Officer and Director
                                  (Principal Executive and Financial Officer)