Form 10QSB
period 1998-09-30
ADVANCED MEDIA INC
filed 1998-10-13
CIK 932779

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 1998


COMMISSION FILE NUMBER 0-25112




                              ADVANCED MEDIA, INC.
             (Exact name of registrant as specified in its charter)


 DELAWARE                                            11-2899603
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

 80 ORVILLE DRIVE
 BOHEMIA, NEW YORK        11716
(Address of principal executive offices)

 (516) 244-1616
(Issuer's telephone number)












Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

There were 27,288,207 shares of registrant's common stock outstanding as of September 30, 1998.

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

                                       ADVANCED MEDIA INC.
                                         BALANCE SHEETS
                                           (UNAUDITED)

                                                                                     SEPTEMBER 30,         DEC. 31,
                                                                                         1998                1997
                                                                                     ------------        ------------
                                ASSETS

Current assets
  Cash and cash equivalents                                                          $    (69,851)       $       2709
  Accounts receivable, net of allowance for
   doubtful accounts of  $120,925 and $120,925, respectively                                 --               195,121
  Other  receivable                                                                          --                  --
Inventories                                                                                93,936              53,010
  Prepaid expenses and other current assets                                               218,747              74,535
                                                                                     ------------        ------------
    Total current assets                                                                  242,832             325,375

Fixed assets, net                                                                         167,479             290,085
Intangible assets, net                                                                    698,092             818,628
Other assets                                                                               52,808              43,882
                                                                                     ------------        ------------

   Total assets                                                                      $  1,161,211        $  1,477,970
                                                                                     ============        ============

                LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                                   $    710,339        $    793,121
  Accrued expenses and other liabilities                                                  587,937             487,377
  Payable to related parties                                                                 --                27,577
  Deferred revenues                                                                          --               140,000
  Current portion of capital lease obligations                                             26,870              15,827
                                                                                     ------------        ------------
    Total current liabilities                                                           1,325,146           1,463,902
                                                                                     ------------        ------------

Loan payable - stockholder                                                              1,105,378           1,155,537
Capital lease obligations                                                                    --                23,596
Loan Payable , long term                                                                  250,000                --
                                                                                     ------------        ------------
    Total liabilities                                                                   2,680,524           2,643,035
                                                                                     ------------        ------------

Stockholders' deficiency:
   Preferred stock, par value $.0001 per share, Shares authorized: 10,000,000, issued 600,000 Series A Convertible shares, none and 120,000 outstanding
     (entitled in liquidation to $120,000 at December 31, 1996)
   Common stock, par value $.0001 per share,
     Shares authorized: 100,000,000
     Shares issued and outstanding:
      1998 - 27,288,207
      1997 - 16,836,365                                                                     2,747               1,685
   Additional paid-in capital                                                          10,842,460           9,851,669
   Accumulated deficit                                                                (12,360,520)        (10,994,290)
   Less deferred compensation                                                              (4,000)            (24,129)
                                                                                     ------------        ------------
        Total stockholders' deficiency                                                 (1,519,313)         (1,165,065)
                                                                                     ------------        ------------

Commitments and contingencies

Total liabilities and stockholders' (deficit) equity                                 $  1,161,211        $  1,477,970
                                                                                     ============        ============

The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                 SEPTEMBER 30,                            SEPTEMBER 30,
                                            1998                1997                1998                1997
                                        ------------        ------------        ------------        ------------
Net revenues                            $    502,675        $  2,900,332              61,591        $  1,094,736

Cost of sales                                294,767           1,747,576              (6,752)            544,011
                                        ------------        ------------        ------------        ------------
  Gross profit                               207,908           1,152,756              68,343             550,725
                                        ------------        ------------        ------------        ------------

EXPENSES:
Development                                   62,662              26,806              30,300              11,214
Selling and marketing                        105,107             428,097              21,966             108,607
General and administrative                 1,102,823           1,236,752             552,906             246,371
Amortization of intangible assets            108,927             129,177              68,748              43,059
Debt conversion expense                         --                  --                  --                  --
                                        ------------        ------------        ------------        ------------
  Total expenses                           1,379,519           1,820,832             673,920             409,251
                                        ------------        ------------        ------------        ------------

Loss from operations                      (1,171,611)           (668,076)           (605,577)            141,474

OTHER INCOME (EXPENSE):
Other revenues                                (1,841)             25,580             (12,331)              5,247
Interest expense, net                       (192,778)           (182,601)            (84,732)            (82,686)
                                        ------------        ------------        ------------        ------------
  Total other income (expense)              (194,619)           (157,021)            (97,063)            (77,439)
                                        ------------        ------------        ------------        ------------

Net loss                                $ (1,366,230)       $   (825,097)       $   (702,640)       $     64,035
                                        ============        ============        ============        ============

Net loss per share                      $       (.07)       $       (.09)       $      (0.03)       $       0.07
                                        ============        ============        ============        ============

Weighted average number of common
 Shares outstanding                       20,713,913           9,105,942          22,027,948           9,805,411
                                        ============        ============        ============        ============


  The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                                   (UNAUDITED)

                                                   PREFERRED STOCK              COMMON  STOCK          ADDITIONAL
                                             --------------------------------------------------------
                                                             .0001 PAR                   .0001 PAR      PAID-IN     ACCUMULATED
                                                SHARES         AMOUNT        SHARES       AMOUNT        CAPITAL       DEFICIT
                                             ---------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                         120,000            12     7,569,281           758     8,705,509   (9,345,126)
Stock split                                              -             -             -             -             -             -
Sales of common stock                                    -             -     4,264,110           426       620,872             -
Conversion of preferred to common                (120,000)          (12)       317,126            32          (20)             -
Sales to 401K Plan                                       -             -         2,525             -         1,231             -
Issuance of common stock for:
    Commission due broker                                -             -        45,454             5           (5)             -
    Services - consulting                                -             -       290,000            29        85,596             -
    Services - employee                                  -             -         7,500             1         5.999             -
    Services - director                                  -             -        40,000             4        31,996             -
    Penalty shares                                       -             -       253,125            25          (25)             -
   Officer loan principal and interest                   -             -     4,073,960           407       406,989             -
Cancellation of shares due to:
    Employment termination                               -             -       (2,500)             -             -             -
    Shares repurchased (litigation                       -             -      (24,216)           (2)       (6,473)             -
settlement)
Amortization of deferred compensation                    -             -             -             -             -             -
Net loss                                                 -             -             -             -             -   (1,649,164)
                                             ---------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                             -             -    16,836,365         1,685     9,851,669  (10,994,290)
Sales of common stock                                    -             -     7,356,974           735       636,277             -
Sales to 401K plan                                       -             -         2,684             4           378             -
Issuance of common stock for:
    Public relations                                     -             -     2,646,000           265       354,194
    Services - consulting                                -             -             -             -             -             -
    Penalty shares                                       -             -             -            66          (66)             -
Cancellation of shares                                   -             -      (53,816)           (8)             8             -
Employment agreement with officer                        -             -       500,000             -             -             -
Amortization of deferred compensation                    -             -             -             -             -             -
Net loss                                                 -             -             -             -             -   (1,366,230)
                                             ---------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998                            -             -    27,288,207         2,747    10,842,460  (12,360,520)
                                             ---------------------------------------------------------------------------------------

                                             DEFERRED        TOTAL

                                             COMPEN-        DOLLAR
                                              SATION        AMOUNTS
                                             --------------------------
BALANCE, DECEMBER 31, 1996                     (65,169)      (704,016)
Stock split                                           -              -
Sales of common stock                                 -        621,298
Conversion of preferred to common                     -              -
Sales to 401K Plan                                    -          1,231
Issuance of common stock for:
    Commission due broker                             -              -
    Services - consulting                             -         85,625
    Services - employee                               -          6,000
    Services - director                        (32,000)              -
    Penalty shares                                    -              -
   Officer loan principal and interest                -        407,396
Cancellation of shares due to:
    Employment termination                            -              -
    Shares repurchased (litigation                    -        (6,475)
settlement)
Amortization of deferred compensation            73,040         73,040
Net loss                                              -    (1,649,164)
                                             --------------------------
BALANCE AT DECEMBER 31, 1997                   (24,129)    (1,165,065)
Sales of common stock                                 -        637,012
Sales to 401K plan                                    -            382
Issuance of common stock for:
    Public relations                                           354,459
    Services - consulting                             -              -
    Penalty shares                                    -              -
Cancellation of shares                                -              -
Employment agreement with officer                     -              -
Amortization of deferred compensation            20,129         20,129
Net loss                                              -    (1,366,230)
                                             --------------------------
BALANCE AT SEPTEMBER 30, 1998                   (4,000)    (1,519,313)
                                             --------------------------

The accompanying notes are an integral part of these financial statements.

                               ADVANCED MEDIA INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,

                                                                 1998               1997
                                                              -----------        -----------
Cash flows from operating activities:
Net loss                                                      $(1,366,230)       $(1,992,503)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
    Gain on sale of trademark                                        --              (31,697)
    Debt conversion and Loss on conversion below market              --              346,201
    Depreciation and amortization                                 119,057            130,562
    Amortization of intangibles                                   108,927            168,518
    Amortization of deferred compensation                          20,129             32,580
    Loss on disposal of fixed assets                                3,276               --
    Provision for doubtful accounts                                  --                 (323)
    Interest on loan payable - officer                            311,968            160,869
    Issuance of options to officer as compensation                   --              112,500
    Issuance of common stock for services and expenses            354,193             16,100
Changes in operating assets and liabilities:
    Accounts receivable                                           195,121           (177,400)
    Other receivable                                                 --                 --
    Inventories, net                                              (40,926)            50,810
    Prepaid expenses and other current assets                    (144,212)           (45,851)
    Accounts payable                                              (82,781)           111,826
    Accrued expenses and other liabilities                       (204,575)           129,261
    Payable to related parties                                    (27,577)           (23,469)
    Deferred revenues                                            (140,000)              --
                                                              -----------        -----------
       Net cash used for operating activities                    (893,630)        (1,012,016)
                                                              -----------        -----------

Cash flows from investing activities:
    Purchases of fixed assets                                        --              (69,784)
    Net proceeds from sale of trademark                              --               56,697
    Payment of note receivable                                       --              (24,500)
    (Increase) decrease in security deposits                       (8,925)           (17,124)
                                                              -----------        -----------
         Net cash used for investing activities                    (8,925)           (54,711)
                                                              -----------        -----------

Cash flows from financing activities:
    Proceeds from sale of common stock                            636,596            842,466
    Proceeds from loan payable - stockholder, net                 (50,159)           163,944
    Proceeds from long term debt                                  250,000               --
    Cash Overdrafts                                                (7,951)              --
    Payments of  capital lease obligations                          1,509            (15,694)
                                                              -----------        -----------
         Net cash provided by financing activities                829,995            990,716
                                                              -----------        -----------

 Net decrease in cash and cash equivalents                        (72,560)           (76,011)

 Net cash, cash overdrafts and cash equivalents:
     Beginning of period                                            2,709            151,463
                                                              -----------        -----------
     End of period                                            $   (69,851)       $    75,452
                                                              ===========        ===========

Cash paid during the period for:
     Interest                                                 $         0        $    29,699
                                                              ===========        ===========
     Taxes                                                    $         0        $     1,950
                                                              ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES



The accompanying notes are an integral part of these financial statements.

                              ADVANCED MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS

1 - BASIS OF PRESENTATION

The unaudited interim financial statements of Advanced Media, Inc. (the "Company") for the nine months ended September 30, 1998 and 1997 have been prepared by management and include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited interim periods. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

3 - LIQUIDITY AND BUSINESS RISKS

The Company incurred a net loss of $1,366,230 for nine months ended September 30, 1998 and cumulative net losses of $12,360,520 since commencing operations in August 1993. As of September 30, 1998, the Company had a working capital deficit of $1,366,230 as compared to a working capital deficit of $1,138,825 at December 31, 1997. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding possible equity transactions. Additional funding of $735,698(before commissions of approximately 15 %) was raised during the first nine months of 1998. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it may be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has no line of credit or other access to debt financing.

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

5 - RELATED PARTY TRANSACTIONS

Expenses for the nine and six months ended September 30, 1998 include certain amounts payable to the Company's chief executive officer, $135,000 and $90,000, respectively, representing compensation payable, and $171,928 and $93,528, respectively, representing interest on the loan from officer.

6 - INCOME TAXES

At September 30, 1998 the Company has net operating loss carryforwards for tax purposes of approximately $7,200,000, which expire through 2012. Deferred tax assets are comprised of the following:

                                             SEPTEMBER 30,             DECEMBER 31,
                                                1998                       1997
Gross deferred tax assets                   $2,484,550                 $ 2,968,000
Valuation allowance                         (2,484,550)                 (2,968,000)
                                            -----------                 -----------
Net deferred tax asset                      $        -                 $         -
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

                              ADVANCED MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS

7 - CONTINGENCIES

Legal Proceedings

On September 29, 1995, a former employee and owner of a business acquired by the Company, Decision Vision ("Decision"), and his wife, also a former employee of Decision, initiated a lawsuit seeking damages of approximately $1,000,000 from the Company, and certain present and former officers. The lawsuit was based on claims arising out of the employees' termination, and also arising out of the sale of the assets of Decision to the Company. The most significant aspect of the lawsuit, pertaining to the acquisition of the assets of Decision by the Company, was dismissed by the court in which the action had been filed, the Superior Court of the State of California, County of San Diego, in a series of rulings between December 1996 and February 1997, when the court dismissed numerous causes of action and the action against all individual defendants and eliminated any possible punitive damages award. The court also dismissed wrongful termination claims of both former employees. On March 25, 1997, the plaintiffs filed an appeal regarding the above claims. On August 14, 1997, a settlement was reached which required the company to make a one time cash payment of $8,000 on or before October 1, 1997, and then make twelve monthly payments of $5,000 commencing November 1997, for a total cash settlement of $68,000. For each cash payment made to the plaintiff, the plaintiff is to return to the Company, shares of the Company's common stock held by the plaintiff. A total of 91,429 shares are to be returned to the Company in proportion to the cash payments received by the plaintiff. The Company recorded litigation expense of $43,000 in 1997 as a result of this settlement and will record repurchase of common stock (at its $.27 fair value per share at the time of settlement) as cash payments are made. Any breach of the stipulation settlement will cause all appeals previously made to be reactivated and the Company would receive credit for any cash payments made. The Company has made timely payments through September 1998 .

On April 21, 1998, a complaint entitled "Imperial Bank Realty Company, Inc. v. Advanced Media, Interactive, et al." was filed by the landlord of the Company's California office, in the Orange County, California Superior Court. The Company had not paid all rent due under the lease agreement and the landlord sought eviction of the Company. On July 6, 1998, a judgment against the Company was awarded to the landlord. The judgment amounted to approximately $42,000 including attorney's fees and past rent due for the months of December 1997 through May 1998. The judgment also stipulates that the Company must pay their July and August rents timely, and the rent for June is to be paid in two installments, half on or before July 15, 1998 and half on or before August 17, 1998. Further, the Company vacated the premises on September 1998.

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

RESULTS OF OPERATIONS

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Although revenue for the nine and three months ended September 30, 1998 decreased $2,397,657 and $1,033,145, or 82.6% and 94.4%, the gross profit percentage stood almost steady at 41.4% versus 33.3 on comparable net revenues due to the company's sales emphasis towards more profitable interactive system solution projects and the mall strategy.

Expenses for the nine and three months ended September 30, 1998 declined $441,313 and increased $264,669, or 24.2% and 64.7%, respectively. General and administrative expenses for the nine months ended September 30, 1998 decreased $133,929 or 10.8% and increased $306,535, or 124.4% for the three months ended September 30, 1998.

Other income (expense) reflects higher interest charges during the quarter ended September 30, 1998 versus the same period in 1997 related to interest on advances to the chief executive officer at an increased interest rate of 14% retroactive to January 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $1,366,230 for nine months ended September 30, 1998 and cumulative net losses of $12,360,520 since commencing operations in August 1993. As of September 30, 1998, the Company had a working capital deficit of $1,366,230 as compared to a working capital deficit of $1,138,825 at December 31, 1997. In order to meet its obligations as they become due and to continue its operations as a going concern, the Company must raise additional capital. The Company continues to be engaged in various discussions with potential investors regarding possible equity transactions. Additional funding of $735,698(before commissions of approximately 15 %) was raised during the first nine months of 1998. Although management believes, based on the development of the Company's business and its preliminary discussions with various potential investors and other sources of financing, that it may be able to raise additional capital sufficient to meet its working capital needs over the next twelve months, no assurance can be given that it will be successful in this respect. The Company currently has no line of credit or other access to debt financing.

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

                           PART II. OTHER INFORMATION


Item 1. Changes in Securities

         During the quarter ended September 30, 1998, in offerings to accredited investors, the Company issued an aggregate of 5,600,000 shares of its Common Stock pursuant to Regulation D of the Act for an aggregate offering price of $560,000, with commissions and costs of the offering aggregating approximately $84,000 of that amount. Each of the persons acquiring such securities represented in writing that he was acquiring such securities for investment and not with a view to distribution to the public. All of the securities were issued with a restrictive legend regarding transfer, and stop-transfer orders were given to the Company's transfer agent in connection with the Common Stock so issued.

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

Item 5.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K:

         There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ADVANCED MEDIA, INC.



Date: 10/13/98                 By  /s/ Hans Kaemmlein
      --------                    ------------------
                               Hans Kaemmlein, Chairman of the Board,
                               Chief Executive Officer and Director
                               (Principal Executive and Financial Officer)